Form 10QSB
period 2005-09-30
Souvall-Page & Company, Inc.
filed 2005-11-14
CIK 1332044

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                       Commission File No.  000-51464

                        SOUVALL-PAGE AND COMPANY, INC.
                        ------------------------------
              (Name of Small Business Issuer in its Charter)

             UTAH                                      87-0376691
             ----                                      ----------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                     --------------------------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number:  (801) 942-0555
                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes  X    No
         ---     ---                        ---     ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes X   No
                                        ---    ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            September 30, 2005

                                 661,906
                                 -------

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------------------------------

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS


                       SEPTEMBER 30, 2005

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE


        Unaudited Condensed Balance Sheets, September 30,
             2005 and December 31, 2004                               F-3


        Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30, 2005
             and 2004 and from the re-entering of development stage
             on June 23,1997 through September 30, 2005               F-4



        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2005 and
             2004 and from the re-entering of development
             stage on June 23,1997 through September 30, 2005         F-5


        Notes to Unaudited Condensed Financial Statements       F-6 - F-9

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                  September 30,   December 31,
                                                       2005         2004
                                                   ___________   ___________
CURRENT ASSETS:
  Cash                                             $         -   $         -
                                                   ___________   ___________
        Total Current Assets                                 -             -
                                                   ___________   ___________
                                                   $         -   $         -
                                                   ___________   ___________

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                 $    10,147   $     3,100
  Advance from related party                            10,645        10,185
                                                   ___________   ___________
        Total Current Liabilities                       20,792        13,285
                                                   ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common stock, no par value,
   50,000,000 shares authorized,
   661,906 shares issued and
   outstanding                                         365,261       365,261
  Additional Paid-in Capital                             3,699         3,699
  Retained (deficit)                                  (302,161)     (302,161)
Deficit accumulated during the
    development stage                                  (87,591)      (80,084)
                                                   ___________   ___________
        Total Stockholders' Equity (Deficit)           (20,792)      (13,285)
                                                   ___________   ___________
                                                   $         -   $         -
                                                   ___________   ___________



Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From the
                                For the Three  For the Nine  Re-entering of
                                Months Ended   Months Ended  Development Stage
                                September 30,  September 30,    on June 23,
                            _________________ _________________ 1997 Through
                               2005    2004  2005      2004 September 30, 2005
                            ________ ________ ________ ________ _____________
REVENUE                     $      - $      - $      - $      - $          -
                            ________ ________ ________ ________ _____________
EXPENSES:
  General and administrative   7,047        -    7,507      488       87,591
                            ________ ________ ________ ________ _____________

LOSS FROM OPERATIONS          (7,047)       -   (7,507)    (488)     (87,591)

CURRENT TAX EXPENSE                -        -        -        -            -
                            ________ ________ ________ ________ _____________
NET LOSS                    $ (7,047)$      - $ (7,507)$   (488)$    (87,591)
                            ________ ________ ________ ________ _____________

LOSS PER COMMON SHARE       $   (.01)$   (.00)$   (.01)$   (.00)$       (.15)
                            ________ ________ ________ ________ _____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                  From the
                                            For the Nine       Re-entering of
                                            Months Ended     Development Stage
                                            September 30,        on June 23,
                                      _______________________   1997 Through
                                        2005           2004 September 30, 2005
                                      ____________ __________ _______________
Cash Flows from Operating Activities:
 Net loss                             $     (7,507)$     (488)$       (87,591)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Stock issued for services rendered             -          -          63,100
  Changes in assets and liabilities:
   Increase in accounts payable              7,047          -          10,147
                                      ____________ __________ _______________
     Net Cash (Used) by Operating
     Activities                               (460)      (488)        (14,344)
                                      ____________ __________ _______________

Cash Flows from Investing Activities             -          -               -
                                      ____________ __________ _______________
     Net Cash (Used) Provided by
     Investing Activities                        -          -               -
                                      ____________ __________ _______________

Cash Flows from Financing Activities:
 Capital contributions                           -          -           3,699
 Advances from related party                   460        488          10,645
                                      ____________ __________ _______________
     Net Cash Provided by Financing
     Activities                                460        488          14,344
                                      ____________ __________ _______________

Net Increase (Decrease) in Cash                  -          -               -

Cash at Beginning of period                      -          -               -
                                      ____________ __________ _______________

Cash at End of period                 $          - $        - $             -
                                      ____________ __________ _______________

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                            $          - $        - $             -
  Income taxes                        $          - $        - $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  From the re-entering of development stage on June 23, 1997 through September 30, 2005:
     In September 1998, the Company issued 600,000 shares of common stock for services rendered valued at $60,000.

     In August 1997, the Company issued 31,000 shares of common stock for services rendered in the amount of $3,100.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Souvall-Page and Company, Inc. ("the Company") was organized under the laws of the State of Utah on April 28, 1981 as Black Gold Resources, Inc. The Company went through a reorganization and change in control in 1987 and changed its name to Souvall-Page and Company, Inc. The Company was engaged in various projects. The Company had entered into several business acquisitions with subsidiaries and held various limited partnership interests. The operations of the Company were not successful and the Company discontinued the majority of its operations by 1988. In 1990, the Company had its corporate charters canceled by the State of Utah. In 1997 and 1998, the Company issued common stock which resulted in a change in control. The Company is considered to have re-entered into a new development stage on June 23, 1997. In 1998, the Company was also reinstated with the State of Utah. The Company presently has no on-going operations but is pursuing suitable business opportunities or acquisitions. Any acquisition transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the Company will likely resign and be replaced by the principals of the operating company.

     Condensed Financial Statements   The accompanying financial statements
     have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

     Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with SFAS No. 128 [See Note 6].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Recently Enacted Accounting Standards   Statement of Financial
     Accounting Standards ("SFAS") No. 151, "Inventory Costs   an amendment
     of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate
     Time-Sharing Transactions   an amendment of FASB Statements No. 66 and
     67", SFAS No. 153, "Exchanges of Nonmonetary Assets   an amendment of
     APB Opinion No. 29", and SFAS No.123 (revised 2004), "Share-Based Payment", and SFAS no. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - In September 1998, the Company effected a 1,000-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

     Reclassification - The financial statements for years prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September, 2005 financial statements.

NOTE 2 - CAPITAL STOCK

     Common Stock   The Company has authorized 50,000,000 shares of class A
     common stock with no par value. At September 30, 2005 there were 661,906 shares issued and outstanding.

     In August 1997, the Company issued 31,000 shares of its previously authorized but unissued common stock for consulting services of $3,100. The stock issuance resulted in a change of control of the Company. The former officers and directors resigned and new officers and directors were appointed.

     In September 1998, the Company effected a 1,000-for-1 reverse stock split. No shareholder was to be reduced to less than 100 shares; therefore, an additional 15,311 shares were issued in conjunction with the reverse split. The financial statements have been restated, for all periods presented, to reflect this stock split.

     In September 1998, the Company issued 600,000 shares of its previously authorized, but unissued common stock for services valued at $60,000.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005 the Company has available unused operating loss carryforwards of approximately $87,600, which may be applied against future taxable income and which expire in various years through 2025.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,100 and $12,000 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,100 for the nine months ended September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $10,645 on behalf of the Company. The advances are due on demand and bear no interest.

     Capital Contributions - Certain officers and directors of the Company, or entities controlled by them, paid expenses on behalf of the Company in the amount of $3,699 during 1998. These have been accounted for as contributions to capital.

     Management Compensation - During the nine months ended September 30, 2005 and 2004, the Company did not pay any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                     >From the
                                For the Three   For the Nine  Re-entering of
                                Months Ended   Months Ended  Development Stage
                                September 30,   September 30,      on June 23,
                            _________________ _________________ 1997 Through
                                2005    2004  2005    2004  September 30, 2005
                            ________ ________ ________ ________ _____________
   Loss available to common
   shareholders (numerator) $ (7,047)$      - $ (7,507)$   (488)$    (87,591)
                            ________ ________ ________ ________ _____________
   Weighted average number of
   common shares outstanding
   used in loss per share
   during the period
   (denominator)             661,906  661,906  661,906  661,906       570,053
                            ________ ________ ________ ________ _____________


     Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

     Our Company has generated no profit since inception. Our Company generated a net loss of ($7,047) for the quarter ended September 30, 2005, and ($0) for the quarter ended September 30, 2004. Cumulative losses total ($87,591) since re-entering the development stage. Primarily all of these losses are the result of attorney's fees and accounting fees.

     Our Company generated a net loss of ($7,507) for the nine months ended September 30, 2005, and ($488) for nine months ended September 30, 2004, with cumulative losses since re-entering the development stage of ($87,591).

     Liquidity and Capital Resources.
     --------------------------------

     During the nine months ended September 30, 2005, advances were loaned by a principal stockholder in the amount of $460; and during the nine months ended September 30, 2004, advances by a principal stockholder totaled $488. This aggregate amount of $10,645 outstanding as of September 30, 2005, is unsecured, non-interest bearing and is due on demand.

     Also, certain officers and directors of the Company, or entities controlled by them, paid expenses on behalf of the Company in the amount of $3,699 during 1998 which was accounted for as capital contributions.

     Forward-Looking Statements.
     ---------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

     Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company's access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

    This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of David C. Merrell

               31.2   302 Certification of Todd D. Ross

               32     906 Certification.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUVALL-PAGE AND COMPANY, INC.

Date: 11/14/05                            /s/David C. Merrell
                                          ------------------------------------
                                          David C. Merrell, President and
                                          director


Date: 11/14/05                            /s/Todd D. Ross
                                          ------------------------------------
                                          Todd D. Ross, Secretary/Treasurer
                                          and director