Form 10KSB
period 2005-12-31
Souvall-Page & Company, Inc.
filed 2006-03-30
CIK 1332044

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934

             For the fiscal year ended December 31, 2005


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No. 000-51464

                 SOUVALL-PAGE AND COMPANY, INC.
                 ------------------------------
         (Name of Small Business Issuer in its Charter)

           UTAH                                      87-0376691
           ----                                      ----------
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
  Incorporation or organization

                    9005 Cobble Canyon Lane
                       Sandy, Utah 84093
                       -----------------
            (Address of Principal Executive Offices)

         Registrant's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                  No Par Value Class A Common Stock
                  ---------------------------------

     Check whether the Registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes X    No
                                                 ---    ---

     State Registrant's revenues for its most recent fiscal year: December 31, 2005 - None.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days - March 20, 2006 - $609.06. There are approximately 60,906 shares of common voting stock of the Registrant held by non-affiliates. There has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.01 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes     No
                                                                    ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date - March 20, 2006, 661,906 shares of common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                          ---

                               PART I

Item 1.  Description of Business.
         ------------------------

                           Business Development

                               Organization

Souvall-Page and Company, Inc. (our "Company," "we," "us," and "our") was organized pursuant to the laws of the State of Utah on April 28, 1981, under the name "Black Gold Resources, Inc.", with an authorized capital of $75,000 divided into 75,000,000 shares of common stock of a par value of $0.001 per share. Our Company was formed for the primary purpose of engaging in the business of manufacturing, selling and distributing wood burning stoves, and any business related thereto.

April 28, 1981, we issued 25,000,000 shares to our founders for cash and assets.

We offered a minimum of 7,000,000 and a maximum of 25,000,000 shares at $0.01 per share in April of 1981, through an intra-state offering made only to residents of the State of Utah. We closed the offering January 15, 1982, selling 7,269,928 shares for gross proceeds of $72,700. The founders returned 1,080,682 shares to treasury in accordance with the rules of the intra-state
offering.   The proceeds were used to manufacture, sell and distribute our wood burning stoves.

Effective February 2, 1988, we changed our name to Souvall-Page and Company, Inc., and we decreased our authorized capital of 75,000,000 shares of $0.001 par value common stock to 50,000,000 shares of Class A common stock without par value (the "Common Stock"). All references to Common Stock herein refer to our Class A Common Stock that is currently the only authorized class of Common Stock that we are authorized to issue. This amendment that changed the name or our outstanding Common Stock to Class A Common Stock did not require us to redeem or exchange our previously outstanding shares of Common Stock; there was no change in the voting rights, privileges or preferences of our outstanding Common Stock as a result of this amendment. We also effected a 10 for 1 reverse split of the outstanding Common Stock.

On February 2, 1988, we acquired Souvall-Page Marketing Group, Inc. for 12,475,700 shares of our Common Stock.

On August 21, 1998, our Board of Directors authorized the issuance of 31,000,000 shares of our Common Stock that comprised "restricted securities" as defined in Rule 144 in payment for services rendered to us, as follows:
Todd Ross, 1,000,000 shares; Corie Merrell, 10,000,000 shares; William Souvall, 5,000,000 shares and Leonard W. Burningham, 15,000,000 shares.

We effected a reverse split of our outstanding shares of Common Stock on August 27, 1998, on a basis of 1,000 shares for one share, while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts.

All computations in this Annual Report take into account this reverse split and the previous reverse split of February 2, 1998.

On September 14, 1998, our Board of Directors authorized the issuance of 600,000 shares of our Common Stock to Chiricahua Investments, LC, a limited liability company owned by our President, David C. Merrell, in payment of services rendered.

Copies of our Articles of Incorporation, as amended, and our By-Laws, as amended, were filed as exhibits to our 10-SB Registration Statement that was previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

                      General Business History

We were originally organized for the primary purpose of engaging in the manufacturing, selling and distributing of wood burning stoves, and any business related thereto.

On January 18, 1988, we completed an Agreement and Plan of Reorganization with Souvall-Page Marketing, Inc., a Utah corporation, whereby we changed our name to Souvall-Page and Company, Inc. and we also changed the business direction of our Company to pursue the creation of a national and international marketing network for the commercial-investment real estate community; however this endeavor was never finalized.

                              Business

Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected. When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

Our Company is not currently engaged in any substantive business activity, except seeking out a business or company to acquire by merger, reorganization or acquisition, and we have no plans to engage in any particular business.
In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our Common Stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest. Any such payments that are made in Common Stock may be subject to the Wulff Letter that is discussed below and could not be sold by any such persons or their transferees unless any such sale was made pursuant to an effective registration statement that had been filed with the Securities and Exchange Commission. The Wulff Letter prohibitions extend to our "promoters" and "affiliates" and their transferees. See Part I, Item 4, under the heading "Restrictions on Sales of Certain Restricted Securities."
We believe these definitions will be liberally construed to promote the purposes of the Wulff Letter as discussed below.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's Common Stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. Any such payments that are made in Common Stock will be subject to the Wulff Letter that is discussed below and could not be sold by any such persons or their transferees unless any such sale was made pursuant to an effective registration statement that had been filed with the Securities and Exchange Commission. See Part I, Item 4.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of Common Stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their Common Stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us. Any such payments that are made in Common Stock will be subject to the Wulff Letter that is discussed below and could not be sold by any such persons or their transferees unless any such sale was made pursuant to an effective registration statement that had been filed with the Securities and Exchange Commission. See Part I, Item 4.

                               Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.

Our Company has no assets and has had no profitable operations since inception. We will not receive additional revenues until we select an industry in which to commence business or we complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company Is Deemed to Be a "Blank Check" or "Shell Company" Until We Adopt a Business Plan and Have Reasonably Substantial Operations.

The limited business operations of our Company, as now contemplated, involve those of a "blank check" or "shell company." The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

Discretionary Use of Proceeds; "Blank Check" Company.

Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account and that the funds would not be released until we provide the purchaser with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's "Going Concern" Opinion.

The Independent Auditor's Reports issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2005 and 2004, express "substantial doubt about our ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on "Blank Check" or "Shell Companies."
---------------------------------------------------------------------

     Federal Restrictions.
     ---------------------

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding "shell" companies and transactions with "shell" companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized "shell company" until the expiration of 60 days from when any such entity is no longer considered to be a "shell company." This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. Chiricahua Investment's shares of Common Stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; David C. Merrell, our President and a director, beneficially owns Chiricahua Investments.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a "blank check" or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

     * Finder's and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions.
     -------------------

A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" or "shell" companies within their borders.
Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to be a "blank check" or "shell company," these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of Common Stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "shell" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, "blank check" and "shell" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a "blank check" or "shell company."

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our Common Stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

Although our Company intends to submit for quotation of our Common Stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of Common Stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's Common Stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part I, Item 4.

The shares of Chiricahua Investments are subject to a Registration Agreement which was filed as Exhibit 99 to our original 10-SB Registration Statement filed with the Securities and Exchange Commission on July 29, 2005. Also, Chiricahua Investments will not be able to sell these shares of our Common Stock using Rule 144 exemptions.

Risks of "Penny Stock."

Our Company's Common Stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (I) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (I) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (I) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's Common Stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Company's Common Stock Since Inception.

At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our Common Stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Our Articles of Incorporation Provide that Our Company's Board of Directors Can Redeem All of Our Common Stock Upon Any Redemption Date Set by the Board of Directors.

Our Articles of Incorporation contain a provision that authorizes our Board of Directors to redeem all of our shares of Common Stock in whole or part upon any redemption date set by our Board of Directors. Effective December 19, 2005, our Board of Directors unanimously resolved not to effect any redemptions under this provision without the approval of all of the shareholders of our Company because the Articles of Incorporation do not contain any method of fairly effecting any such redemption. During the first quarter of 2006, the Board of Directors intends to seek advice of counsel about amending and/or restating our Articles of Incorporation, while removing this provision and updating them in accordance with the Utah Revised Business Corporation Act, which was adopted subsequent to the filing of our current Articles of Incorporation. A copy of the Unanimous Consent of our directors was filed as an Exhibit to our Registration Statement. See Part III, Item 13.

        Principal Products or Services and Their Markets.

None; not applicable.

        Distribution Methods of the Products or Services.

None; not applicable.

     Status of any Publicly Announced New Product or Service.

None; not applicable.

                 Competitive Business Conditions.

Management believes that there are literally thousands of "blank check" or "shell" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.

None; not applicable.

           Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
                         Labor Contracts.

None; not applicable.

Need for any Governmental Approval of Principal Products or Services.

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non- affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission.

                    Research and Development.

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

                       Number of Employees.

None.

Item 2.  Description of Property.
---------------------------------

Our Company has no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of David C. Merrell, who is a beneficial shareholder, our President and a director, and are provided at no cost.

Item 3.  Legal Proceedings.
---------------------------

Our Company is not a party to any pending legal proceeding and, to the knowledge of management; no federal, state or local governmental agency is presently contemplating any proceeding against our Company. No director, executive officer or affiliate of our Company or owner of record or beneficially of more than five percent of our Company's Common Stock is a party adverse to our Company or has a material interest adverse to our Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

        Market Prices and Bid Information for Common Stock

There has never been any "established trading market" for shares of Common Stock of our Company. Our Company intends to submit for listing on the OTC Bulletin Board of the NASD. No assurance can be given that any market for our Company's Common Stock will develop or be maintained. For any market that develops for our Company's Common Stock, the sale of "restricted securities" (Common Stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144; however, it is the position of the Securities and Exchange Commission that the shares of Common Stock held by management cannot be sold under Rule 144 or Section 4(1) of the Securities Act of 1933, as amended (the "Securities Act"). See the captions "Recent Sales of Unregistered Securities" and "Restrictions on Sale of Certain Restricted Securities," Part I, Item 4, below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; the continued timely filing by our Company of all reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The shares of Chiricahua Investments that are beneficially owned by David C. Merrell, our President and a director, are subject to a Registration Agreement which was filed as Exhibit 99 to our original 10-SB Registration Statement filed with the Securities and Exchange Commission on July 29, 2005. Also, Chiricahua Investments will not be able to sell these shares of Common Stock using Rule 144 exemptions.

                                  Holders

The number of record holders of our Company's securities as of the date of this Annual Report is approximately 174.

                                 Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on our securities.

                      Resales of "Restricted Securities"


                              Common Stock

                                       Date        Number of    Aggregate
     Name                            Acquired       Shares    Consideration
     ----                            --------       ------    -------------
Todd Ross                            8/21/98         1,000      Services
Corie Merrell                        8/21/98        10,000      Services
William Souvall                      8/21/98         5,000      Services
Leonard W. Burningham                8/21/98        15,000      Services
Chiricahua Investments, LC           9/14/98       600,000      Services

We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

The shares beneficially owned by Mr. Merrell (Chiricahua Investments, LC's shares) are subject to a Registration Agreement which was filed as Exhibit 99 to our original 10-SB Registration Statement filed with the Securities and Exchange Commission on July 29, 2005. Also, neither Mr. Merrell nor Chiricahua will not be able to sell these shares of Common Stock using Rule 144 exemptions.

            Restrictions on Sales of Certain "Restricted Securities"

Generally, "restricted securities" can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All "restricted securities" of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff Letter."

The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of "blank check" issuers had sought to treat their shares as "free-trading" or unrestricted securities. As defined in the Wulff Letter, a "blank check" company is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving "blank check" companies, the Wulff Letter stated that affiliates of blank check issuers, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts
sales by persons other than "an issuer, underwriter or a dealer."   As a
result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

Mr. Merrell has agreed as the beneficial owner of Chiricahua Investments not to publicly resell his securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Mr. Merrell on behalf of Chiricahua Investments with us was filed as an Exhibit to our 10-SB Registration Statement. See Part III, Item 13.

These restrictions will also apply to "promoters" and "founders" and their and Mr. Merrell's or Chiricahua Investments' transferees or any securities of persons who may be deemed to be our "affiliates," too. We believe the Wulff Letter will be liberally construed to promote its purposes as discussed herein and therein. The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1999-2000 Decisions, Paragraph No. 77,681, issued under the name "NASD Regulation, Inc."

Use of Proceeds of Registered Securities.
-----------------------------------------

There were no proceeds received during the calendar year ended December 31, 2005, for the sale of registered securities.

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

We have no equity compensation plans.

     Purchases of Company Equity Securities.
     ---------------------------------------

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                             Plan of Operation

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which our Company may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations by attempting to raise the necessary funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction.
As of the date of this Annual Report, our Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with investigating a potential business venture would be mainly for conducting due diligence and the cost of the legal and accounting fees associated with the legal process of the investigation and could range from between $5,000 to $25,000, which David
C. Merrell, our President and a director, has verbally agreed to loan our Company. No terms have been agreed upon, in the event that any such loan is required, but it is anticipated that the loan amount would be payable, without interest, if and when funds became available for that purpose; repayment of any such loan would probably not be made until our Company completed an acquisition, merger or reorganization with a company that was a going concern.

                           Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($12,507) for the year ended December 31, 2005, and ($1,118) for the year ended December 31, 2004. Cumulative losses total ($92,591) since re-entering the development stage. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During fiscal 2005, advances were loaned by a principal stockholder in the amount of $8,177; and during fiscal 2004, advances by a principal stockholder totaled $488. This aggregate amount of $18,362 outstanding as of December 31, 2005, is unsecured, non-interest bearing and is due on demand.

Also, certain officers and directors of our Company, or entities controlled by them, paid expenses on behalf of our Company in the amount of $3,699 during 1998, which was accounted for as a capital contribution.


Item 7.  Financial Statements.
------------------------------

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2005

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]




                              CONTENTS

                                                                     PAGE

      Reports of Independent Registered Public Accounting Firm       F-1


      Balance Sheet, December 31, 2005                               F-2


      Statements of Operations, for the years ended
        December 31, 2005 and 2004 and from the
        re-entering of development stage on June 23,
        1997 through December 31, 2005                               F-3


      Statement of Stockholders' Equity (Deficit), from
        the re-entering of development stage on
        June 23, 1997 through December 31, 2005                F-4 - F-5


      Statements of Cash Flows, for the years ended
        December 31, 2005 and 2004 and from the
        re-entering of development stage on June 23,
        1997 through December 31, 2005                               F-6


      Notes to Financial Statements                            F-7 - F-9

Child, Van Wagoner & Bradshaw, PLLC [letterhead]


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Souvall-Page and Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Souvall-Page and Company, Inc. (a Utah development stage company) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Souvall-Page and Company, Inc. as of December 31, 2005, and the results of its operations, stockholders' deficit, and its cash flows for the year ended December
31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company is in the development stage, and has no established source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Child, Van Wagoner & Bradshaw, PLLC
                                           Certified Public Accountants
Salt Lake City, Utah
March 18, 2006

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
SOUVALL-PAGE AND COMPANY, INC.
Salt Lake City, Utah

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows Souvall-Page and Company Inc. [a development stage company] for the year ended December 31, 2004 and for the period from the re-entering of development stage on June 23, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Souvall-Page and Company, Inc. for the year ended December 31, 2004 and for the period from the re-entering of development stage on June 23, 1997 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER, & HARDY, P.C.

Salt Lake City, Utah
May 15, 2005

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

                            BALANCE SHEET

                               ASSETS


                                                                December 31,
                                                                    2005
                                                                ___________
CURRENT ASSETS:
  Cash                                                          $         -
                                                                ___________
Total Current Assets
                                                                          -
                                                                ___________
                                                                $         -
                                                                ___________


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                              $    7,430
  Related party advances                                            18,362
                                                                __________
        Total Current Liabilities                                   25,792
                                                                __________

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common stock, no par value,
   50,000,000 shares authorized,
   661,906 shares issued and
   outstanding                                                     365,261
  Additional Paid-in Capital                                         3,699
  Retained (Deficit)                                              (302,161)
  Deficit accumulated during the
   development stage                                               (92,591)
                                                                __________
        Total Stockholders' Equity (Deficit)                       (25,792)
                                                                __________
                                                                $        -
                                                                __________


The accompanying notes are an integral part of these financial statements.

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

                      STATEMENTS OF OPERATIONS

                                                                From the
                                                             re-entering of
                                            For the         Development Stage
                                           Year Ended           on June 23,
                                          December 31,        1997, Through
                              ____________________________     December 31,
                                        2005       2004            2005
                              _____________  _____________    _____________
REVENUE                       $           -  $           -    $           -
                              _____________  _____________    _____________

EXPENSES:
  General and administrative         12,507          1,118           92,591
                              _____________  _____________    _____________

LOSS FROM OPERATIONS                (12,507)        (1,118)         (92,591)

CURRENT TAX EXPENSE                       -              -                -

DEFERRED TAX EXPENSE                      -              -                -
                              _____________  _____________    _____________
NET LOSS                      $     (12,507) $      (1,118)   $     (92,591)
                              _____________  _____________    _____________

LOSS PER COMMON SHARE         $        (.02) $        (.00)
                              _____________  _____________




The accompanying notes are an integral part of these financial statements.

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

               JUNE 23, 1997 THROUGH DECEMBER 31, 2005


                                                                     Deficit
                                                                   Accumulated
                               Common Stock    Additional          During the
                          ____________________ Paid-in    Retained Development
                           Shares      Amount  Capital    (Deficit)   Stage
                          __________ _________ __________ _________ _________
BALANCE, June 23, 1997        15,595 $ 302,161 $        - $(302,161)$       -

Issued 31,000 shares of
common stock for services
rendered valued at $3,100,
or $.10 per share, August
1997                          31,000     3,100          -         -         -

Net loss for the period
ended December 31, 1997            -         -          -         -    (3,100)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 1997    46,595   305,261          -  (302,161)   (3,100)

Capital contribution               -         -      3,699         -         -

Issued 15,311 shares of
common stock for fractional
shares in conjunction with
reverse split, September
1998                          15,311         -          -         -         -

Issued 600,000 shares of
common stock for services
rendered valued at $60,000,
or $.10 per share,
September 1998               600,000    60,000          -         -         -

Net loss for the year ended
December 31, 1998                  -         -          -         -   (65,799)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 1998   661,906   365,261      3,699  (302,161)  (68,899)

Net loss for the year ended
December 31, 1999                  -         -          -         -    (6,189)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 1999   661,906   365,261      3,699  (302,161)  (75,088)

Net loss for the year ended
December 31, 2000                  -         -          -         -      (520)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 2000   661,906   365,261      3,699  (302,161)  (75,608)

Net loss for the year ended
December 31, 2001                  -         -          -         -      (343)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 2001   661,906   365,261      3,699  (302,161)  (75,951)

Net loss for the year ended
December 31, 2002                  -         -          -         -    (2,755)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 2002   661,906   365,261      3,699  (302,161)  (78,706)

Net loss for the year ended
December 31, 2003                  -         -          -         -      (260)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 2003   661,906   365,261      3,699  (302,161)  (78,966)

Net loss for the year ended
December 31, 2004                  -         -          -         -    (1,118)
                          __________ _________ __________ _________ _________
BALANCE, December 31, 2004   661,906   365,261      3,699  (302,161)  (80,084)
                          __________ _________ __________ _________ _________


                             [Continued]

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

               JUNE 23, 1997 THROUGH DECEMBER 31, 2005


                             [Continued]

                                                                     Deficit
                                                                   Accumulated
                               Common Stock    Additional          During the
                          ____________________ Paid-in    Retained Development
                           Shares      Amount  Capital    (Deficit)   Stage
                          __________ _________ __________ _________ _________
Net loss for the year ended
December 31, 2005                  -         -          -         -   (12,507)
                          __________ _________ __________ _________ _________

BALANCE, December 31, 2005   661,906 $ 365,261 $    3,699 $(302,161)$ (92,591)
                          __________ _________ __________ _________ _________

The accompanying notes are an integral part of these financial statements.

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

                      STATEMENTS OF CASH FLOWS

                                                                From the
                                                             re-entering of
                                            For the         Development Stage
                                           Year Ended           on June 23,
                                          December 31,        1997, Through
                              ____________________________     December 31,
                                        2005       2004            2005
                              _____________  _____________    _____________
Cash Flows From Operating Activities:
  Net loss                    $    (12,507) $      (1,118)   $     (92,591)
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Stock issued for services             -              -           63,100
    Change in assets and liabilities:
      Increase in accounts payable    4,330            630            7,430
                                ___________    ___________    _____________
        Net Cash (Used) by
        Operating Activities         (8,177)          (488)         (22,061)
                                ___________    ___________    _____________

Cash Flows From Investing Activities:

        Net Cash (Used) by
        Investing Activities              -              -                -
                                ___________    ___________    _____________

Cash Flows From Financing Activities:
  Capital contributions                   -              -            3,699
  Related party advances              8,177            488           18,362
                                ___________    ___________    _____________
        Net Cash Provided by
        Financing Activities          8,177            488           22,061
                                ___________    ___________    _____________

Net Increase (Decrease) in Cash           -              -                -

Cash at Beginning of Year                 -              -                -
                                ___________    ___________    _____________

Cash at End of Year             $         -    $         -    $           -
                                ___________    ___________    _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                    $         -    $         -    $           -
    Income taxes                $         -    $         -    $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  From the re-entering of development stage on June 23, 1997 through December 31, 2005:
     In September 1998, the Company issued 600,000 shares of common stock for services rendered valued at $60,000.

     In August 1997, the Company issued 31,000 shares of common stock for services rendered in the amount of $3,100.



The accompanying notes are an integral part of these financial statements.

                   SOUVALL-PAGE AND COMPANY, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155,
     "Accounting for Certain Hybrid Financial Instruments   an amendment of
     FASB Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Restatement - In September 1998, the Company effected a 1,000-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

     Reclassification - The financial statements for years prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

NOTE 2 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of Class A common stock with no par value.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005 and 2004, respectively, the Company has available unused operating loss carryforwards of approximately $92,600 and $80,100, which may be applied against future taxable income and which expire in various years through 2025.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,900 and $12,000 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the year ended December 31, 2005.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $18,362 on behalf of the Company. The advances are due on demand and bear no interest.

     Capital Contributions - Certain officers and directors of the Company, or entities controlled by them, paid expenses on behalf of the Company in the amount of $3,699 during 1998. These have been accounted for as contributions to capital.

     Management Compensation - During the years ended December 31, 2005, and 2004, the Company did not pay any compensation to its officers and directors.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:



                                                  For the
                                                Year Ended
                                               December 31,
                                             _____________________
                                              2005     2004
                                             ______________________

     Loss available to common shareholders
     (numerator)                             $(12,507)   $ (1,118)
                                              ___________________

     Weighted average number of common
     shares outstanding used in loss per share
     during the period (denominator)          661,906     661,906
                                            ______________________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------

Pritchett Siler & Hardy, Certified Public Accountants, of Salt Lake City,
Utah ("Pritchett Siler & Hardy"), audited our financial statements for the previous two calendar years ended December 31, 2004 and 2003. These financial statements accompanied our 10-SB Registration Statement, as amended, which was previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

Our Board of Directors dismissed Pritchett Siler & Hardy on March 8, 2006.

There were no disagreements between us and Pritchett Siler & Hardy, during our two most recent calendar years, or the interim period to March 8, 2006, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Pritchett Siler & Hardy to make reference to the subject matter of the disagreement in connection with its reports.

The reports of Pritchett Siler & Hardy did not contain any adverse opinion or disclaimer of opinion, and, were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a qualification about the Company's ability to continue as a "going concern," by reason of the Company's lack of current operations and the fact that its liabilities substantially exceed its assets.

On March 8, 2006, our Board of Directors unanimously resolved to engage Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants, of Salt Lake City, Utah ("Child, Van Wagoner & Bradshaw"), to serve as our new independent auditors.

During our two most recent calendar years and since then, we have not consulted Child, Van Wagoner & Bradshaw regarding the application of accounting principles to a specified transaction, either completed or proposes; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

See our 8-K and our 8-KA-1 Current Reports that were filed with the Securities and Exchange Commission regarding this change of auditors and which are incorporated herein by reference. See Part III, Item 13.

Item 8(a).  Controls and Procedures.
------------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other Information.
------------------------------

See Item 8(a), above.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

            Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of our Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

David C. Merrell      President,      6/97           *
                      Director        6/97           *

Todd D. Ross          Secretary,      6/97           *
                      Treasurer,      6/97           *
                      Director        6/97           *

          * These persons presently serve in the capacities indicated.

                            Business Experience

David C. Merrell, Director and President. Mr. Merrell is 46 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Todd D. Ross. Mr. Ross is 39 years of age, and since 1995, he has been a partner in DCM Finance, a Salt Lake City Based finance company. He also reviews and submits venture capital proposals for funding. Since 1991, Mr. Ross has also been the Lighting Director for the Utah Shakespearean Festival.

Term of Office.
---------------

The term of office of the current directors continues until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in November of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

                           Family Relationships

None.

                 Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our
Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Compensation Committee.
-----------------------

We have not established a Compensation Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Nominating and Corporate Governance Committee.
----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Code of Ethics.
---------------

We have adopted a Code of Ethics and it is attached as Exhibit 14 to this 10-KSB Annual Report. See Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
David C.  12/31/05     0     0        0         0      0         0       0
Merrell   12/31/04     0     0        0         0      0         0       0
President,12/31/03     0     0        0         0      0         0       0
director

Todd D.   12/31/05     0     0        0         0      0         0       0
Ross      12/31/04     0     0        0         0      0         0       0
Secretary,12/31/03     0     0        0         0      0         0       0
Treasurer
Director


                       Stock Option and Similar Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ended December 31, 2005 or 2004. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

                         Compensation of Directors

There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

   Employment Contracts and Termination of Employment and Change-in-Control
                               Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

              Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our Company's Common Stock as of March 16, 2006, to wit:

                                              Number of Shares     Percentage
Name and Address                              Beneficially Owned    of Class
----------------                              ------------------    --------

Common Stock
------------
Chiricahua Investments*                              600,000          90.6%
9005 Cobble Canyon Lane
Sandy, Utah 84093
                                                  ----------         -------
TOTALS:                                              600,000          90.6%

          * Chiricahua Investments is controlled by David C. Merrell, our Company's President.

                     Security Ownership of Management

The following table sets forth the share holdings of our Company's directors and executive officers as of March 16, 2006, to wit:



Name and Address                              No. of Shares      Percentage
                                           Beneficially Owned      of Class
----------------                           ------------------      --------

Common Stock
------------
Chiricahua Investments*                              600,000          90.6%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Todd D. Ross                                           1,000          **
38 South 1650 West
Cedar City, Utah 84720
                                                  ----------         -------
TOTALS:                                              601,000          90.8%

          * Chiricahua Investments is controlled by David C. Merrell, our Company's President.

          ** Less than 1%.

                            Changes in Control

There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

There were no material transactions, or series of similar transactions, during our Company's last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Common Stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated February 8, 2006, as amended, and filed with the Securities and Exchange Commission on March 9, 2006, and March 13, 2006, regarding our change in auditors.

Exhibits
Number
------
          (i)
3.1             Articles of Incorporation dated April 22, 1981*

3.2             Articles of Amendment dated February 2, 1988*

3.3             By-Laws*

3.4             By-Laws amendment*

14              Code of Ethics

31.1            Certification of David C. Merrell.

31.2            Certification of Todd Ross.

32              906 Certification.

99              Registration Agreement.*
          (ii)

               *Previously filed and incorporated herein by reference to our 10-SB Registration Statement.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005 and 2004:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $6,887         $    0

     Audit-related fees         $    0         $    0

     Tax fees                   $  830         $    0

     All other fees             $    0         $    0
                                ------         ------
     Total fees                 $7,717         $    0

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Souvall-Page's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            SOUVALL-PAGE AND COMPANY, INC.


Date: 03/30/2006                             By:/s/David C. Merrell
     -----------                               -----------------------
                                               David C. Merrell
                                               President and Director

Date: 03/30/2006                             By:/s/Todd D. Ross
     -----------                               -----------------------
                                               Todd D. Ross
                                               Secretary, Treasurer and
                                               Director

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            SOUVALL-PAGE AND COMPANY, INC.


Date: 03/30/2006                             By:/s/David C. Merrell
     -----------                               -----------------------
                                               David C. Merrell
                                               President and Director

Date: 03/30/2006                             By:/s/Todd D. Ross
     -----------                               -----------------------
                                               Todd D. Ross
                                               Secretary, Treasurer and
                                               Director