Form 10QSB
period 2006-03-31
Souvall-Page & Company, Inc.
filed 2006-05-11
CIK 1332044

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: March 31, 2006 - 661,906 shares of common stock.

Transitional small business disclosure format (check one):  Yes   No X
                                                                  ---

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


                          MARCH 31, 2006

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE


        Unaudited Condensed Balance Sheets, March 31, 2006            F-2


        Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006,
             and 2005, and from the re-entering of development
             stage on June 23,1997, through March 31, 2006.           F-3


        Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006, and
             2005, and from the re-entering of development
             stage on June 23,1997, through March 31, 2006.            F-4


        Notes to Unaudited Condensed Financial Statements.       F-5 - F-7

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                                  March 31,
                                                                    2006
                                                                 ___________
CURRENT ASSETS:
  Cash                                                           $         -
                                                                 ___________
        Total Current Assets                                               -
                                                                 ___________
                                                                 $         -
                                                                 ___________

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                               $    27,030
  Advance from related party                                          18,978
                                                                 ___________
        Total Current Liabilities                                     46,008
                                                                 ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common stock, no par value,
   50,000,000 shares authorized,
   661,906 shares issued and
   outstanding                                                       365,261
  Additional Paid-in Capital                                           3,699
  Retained (deficit)                                                (302,161)
  Deficit accumulated during the
    development stage                                               (112,807)
                                                                 ___________
        Total Stockholders' Equity (Deficit)                         (46,008)
                                                                 ___________
                                                                 $         -
                                                                 ___________




The accompanying notes are an integral part of these financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From the
                                               For the Three Re-entering of
                                               Months Ended  Development Stage
                                                 March 31,    on June 23,
                                             _________________ 1997 Through
                                               2006      2005   March 31, 2006
                                             ________ ________ _____________
REVENUE                                      $      - $      - $          -
                                             ________ ________ _____________
EXPENSES:
  General and administrative                   20,216       50      112,807
                                             ________ ________ ____________
LOSS FROM OPERATIONS                          (20,216)     (50)    (112,807)

CURRENT TAX EXPENSE                                 -        -            -

DEFERRED TAX EXPENSE                                -        -            -
                                             ________ ________ _____________
NET LOSS                                     $(20,216)$    (50)$   (112,807)
                                             ________ ________ ____________

LOSS PER COMMON SHARE                        $   (.03)$   (.00)
                                             ________ ________

The accompanying notes are an integral part of these financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                From the
                                               For the Three Re-entering of
                                               Months Ended  Development Stage
                                                 March 31,    on June 23,
                                             _________________ 1997 Through
                                               2006      2005   March 31, 2006
                                             ________ ________ _____________
Cash Flows from Operating Activities:
 Net loss                                   $(20,216) $    (50)$    (112,807)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Stock issued for services rendered               -         -        63,100
  Changes in assets and liabilities:
   Increase in accounts payable               19,600        50        27,030
                                            --------  -------- -------------
     Net Cash (Used) by Operating
     Activities                                 (616)        -       (22,677)
                                            ________ _________ _____________

Cash Flows from Investing Activities               -         -             -
                                            ________ _________ _____________
     Net Cash (Used) by Investing Activities       -         -             -
                                            ________ _________ _____________

Cash Flows from Financing Activities:
 Capital contributions                             -         -         3,699
 Advances from related party                     616         -        18,978
                                            -------- --------- -------------
     Net Cash Provided by Financing
     Activities                                  616         -        22,677
                                            ________ _________ _____________

Net Increase (Decrease) in Cash                    -         -             -

Cash at Beginning of period                        -         -             -
                                            ________ _________ _____________

Cash at End of period                       $      - $       - $           -
                                            -------- --------- -------------

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
  Interest                                  $      - $       - $           -
  Income taxes                              $      - $       - $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  From the re-entering of development stage on June 23, 1997 through March 31, 2006:
     In September 1998, the Company issued 600,000 shares of common stock for services rendered valued at $60,000.

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

     Condensed Financial Statements -   The accompanying financial statements
     have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

     Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with SFAS No. 128 [See Note 5].

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

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155,
     "Accounting for Certain Hybrid Financial Instruments   an amendment of
     FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - In September 1998, the Company effected a 1,000-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

     Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

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

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

     Advances - An officer/shareholder of the Company has paid expenses totaling $18,978 on behalf of the Company. The advances are due on demand and bear no interest.

     Capital Contributions - Certain officers and directors of the Company, or entities controlled by them, paid expenses on behalf of the Company in the amount of $3,699 during 1998. These have been accounted for as contributions to capital.

     Management Compensation - During the three months ended March 31, 2006, and 2005, the Company did not pay any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - GOING CONCERN

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

NOTE 5 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:



                                                For the Three
                                               Months Ended

                                                 March 31,
                                             _____________________
                                              2006     2005
                                                       ______________________

     Loss available to common shareholders
     (numerator)                                        $            (20,216)
  $          (50)
                                                       ______________________

     Weighted average number of common
     shares outstanding used in loss per share
     during the period (denominator)                       661,906
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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

     Our Company has generated no profit since inception. We had a net loss of ($20,216) for the quarter ended March 31, 2006, and ($50) for the quarter ended March 31, 2005. Cumulative losses total ($112,807) since re-entering the development stage. Primarily all of these losses are the result of attorney's fees and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

     During the three months ended March 31, 2006, advances were loaned by a principal stockholder in the amount of $616; and during the three months ended March 31, 2005, advances by a principal stockholder totaled $0.
The aggregate amount of such advances of $18,978 outstanding as of March 31, 2006, is unsecured, non-interest bearing and is due on demand.

     Also, certain of our officers and directors or entities controlled by them, paid expenses on our behalf in the amount of $3,699 during 1998 which was accounted for as capital contributions.

     Forward-Looking Statements.
     ---------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

     Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company's access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; and adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

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

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of David C. Merrell

               31.2   302 Certification of Todd D. Ross

               32     906 Certification.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUVALL-PAGE AND COMPANY, INC.

Date: 5/10/06                             /s/David C. Merrell
                                          ------------------------------------
                                          David C. Merrell, President and
                                          director


Date: 5/10/06                             /s/Todd D. Ross
                                          ------------------------------------
                                          Todd D. Ross, Secretary/Treasurer
                                          and director