Form 10QSB
period 2006-06-30
Souvall-Page & Company, Inc.
filed 2006-08-14
CIK 1332044

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

                  3884 East No. Little Cottonwood Road
                       Salt Lake City, Utah 84092
                       --------------------------
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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: June 30, 2006 - 2,647,624 shares of common stock.

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

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          June 30, 2006

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]




                             CONTENTS
                                                                   PAGE


Unaudited Condensed Balance Sheet, June 30, 2006                    2


Unaudited Condensed Statements of Operations, for the
three and six months ended June 30, 2006 and 2005 and from
the re-entering of development stage on June 23, 1997
through June 30, 2006                                                3

Unaudited Condensed Statements of Cash Flows, for the
six months ended June 30, 2006 and 2005 and from
the re-entering of development stage on June 23,1997
through June 30, 2006                                                4


Notes to Unaudited Condensed Financial Statements           5 - 6

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET


                              ASSETS

                                                              June 30,
                                                           ______________
                                                               2006
                                                           ______________
CURRENT ASSETS:
     Cash                                                 $            -
                                                          ______________
          Total Current Assets                                         -
                                                          ______________

                                                          $           -
                                                          ______________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                     $       46,223
     Related party advances                                       22,971
                                                          ______________
               Total Current Liabilities                  $       69,194
                                                          ______________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
          10,000,000 shares authorized
          no shares issued and outstanding                             -
     Common stock, no par value,
          50,000,000 shares authorized,
          2,647,624 shares issued and
          outstanding                                            365,261
     Additional Paid-in Capital                                    3,699
     Retained (deficit)                                         (302,161)
     Deficit accumulated during the
       development stage                                        (135,993)
                                                          ______________
          Total Stockholders' Equity (Deficit)                   (69,194)
                                                          ______________

                                                          $            -
                                                          ______________



The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         From the
                  For the Three     For the Six        Re-entering of
                  Months Ended      Months Ended     Development Stage
                    June 30,          June 30,          on June 23,
                  ____________________________________ 1997 Through
                  2006      2005    2006    2005        June 30,2006
                  ________ ________ ________ ________  _____________
REVENUE           $      - $      - $      - $      -  $           -
                  ________ ________ ________ ________  _____________
EXPENSES:
General and
administrative      23,186      410   43,402      460        135,993
                  ________ ________ ________ ________  _____________

LOSS FROM
OPERATIONS         (23,186)    (410) (43,402)    (460)      (135,993)

CURRENT TAX EXPENSE      -        -        -        -              -

DEFERRED TAX EXPENSE     -        -        -        -              -
                  ________ ________ ________ ________  _____________

NET LOSS           (23,186)$   (410)$(43,402)$   (460) $    (135,993)
                  ________  ________ ________ ________  _____________

LOSS PER COMMON
SHARE            $    (.01)$   (.00)$   (.02)$   (.00)
                 _________ ________ ________ ________


The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           From the
                                                        Re-entering of
                                       For the Six       Development
                                       Months Ended    Stage on June 23,
                                         June 30,        1997 Through
                                 _______________________    June 30,
                                    2006       2005           2006
                                 ___________ ___________ _______________
Cash Flows from Operating Activities:
     Net loss                   $   (43,402)$      (460)$      (135,993)
     Adjustments to reconcile
      net loss to net cash used
      by operating activities:
       Stock issued for services           -           -          63,100
         Changes in assets and
         liabilities:
          Increase in accounts
          payable                     38,793           -          46,223
                                 ___________ ___________ _______________
   Net Cash (Used) by Operating
   Activities                         (4,609)       (460)        (26,670)
                                 ___________ ___________ _______________

Cash Flows from Investing Activities       -           -               -
                                 ___________ ___________ _______________
   Net Cash (Used) by Investing
   Activities                              -           -               -
                                 ___________ ___________ _______________

Cash Flows from Financing Activities:
   Capital contributions                   -           -           3,699
   Related party advances              4,609         460          22,971
                                 ___________ ___________ _______________
   Net Cash Provided by Financing
   Activities                          4,609         460          26,670
                                 ___________ ___________ _______________

Net Increase (Decrease) in Cash            -           -               -

Cash at Beginning of the Year              -           -               -
                                 ___________ ___________ _______________

Cash at End of the Year          $         - $         - $             -
                                 ___________ ___________ _______________

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                    $        - $         - $             -
     Income taxes                $        - $         - $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
      For the six months ended June 30, 2006:
     None

      For the six months ended June 30, 2005:
      None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Common Stock Split - The financial statements have been restated for all periods presented to reflect a 4 for 1 stock split effected on June 5, 2006.
                               F-5


                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances - An officer/shareholder of the Company has paid expenses totaling $22,971 on behalf of the Company. The advances are due on demand and bear no interest.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                      For the Three           For the Six
                                      Months Ended            Months Ended
                                         June 30,                June 30,
                                ______________________ _______________________

                                   2006        2005         2006       2005
                                ___________ __________ ___________ ___________
     Loss available to common
     shareholders (numerator)  $   (23,186)$     (410)$   (43,402)$     (460)

               ___________    ___________    ___________    ___________
     Weighted average number of
     common shares outstanding
     used in loss per share during
     the period (denominator)   2,647,624   2,647,624   2,647,624   2,647,624
                                _________   _________   _________   _________



Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

     Our Company has generated no profit since inception. We had a net loss of ($23,186) for the quarter ended June 30, 2006, and ($410) for the quarter ended June 30, 2005. Cumulative losses total ($135,993) since re-entering the development stage. We had a net loss of ($43,402) for the six months ended June 30, 2006, and ($460) for the six months ended June 30, 2005. Primarily all of these losses are the result of attorney's fees and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

     During the six months ended June 30, 2006, advances were loaned by a principal stockholder in the amount of $4,609; and during the six months ended June 30, 2005, advances by a principal stockholder totaled $460.
The aggregate amount of such advances of $22,971 outstanding as of June 30, 2006, is unsecured, non-interest bearing and is due on demand.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Item 5.   Other Information.
----------------------------

     We filed an 8-K Current Report dated May 30, 2006, and filed with the Securities and Exchange Commission on June 5, 2006, regarding our amending our By-laws; and the declaration of a four for one dividend on all outstanding common stock that provided for a mandatory exchange of stock certificates resulting in the dividend having the effect of a four for one forward split of our 661,906 shares of common stock that were then outstanding to 2,647,624 post-dividend shares. See Item 6.

     We also filed an 8-K Current Report dated July 6, 2006, and filed with the Securities and Exchange Commission on July 12, 2006, regarding our amending and restating our Articles of Incorporation. See Item 6.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of David C. Merrell

               31.2   302 Certification of Todd D. Ross

               32     906 Certification.

          * 8-K Current Report dated May 30, 2006, and filed with the Securities and Exchange Commission on June 5, 2006.

          * 8-K Current Report dated July 6, 2006, and filed with the Securities and Exchange Commission on July 12, 2006.

               * Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUVALL-PAGE AND COMPANY, INC.

Date: 8/14/06                             /s/David C. Merrell
                                          ------------------------------------
                                          David C. Merrell, President and
                                          director


Date: 8/14/06                             /s/Todd D. Ross
                                          ------------------------------------
                                          Todd D. Ross, Secretary/Treasurer
                                          and director