Form 10QSB
period 2006-09-30
Souvall-Page & Company, Inc.
filed 2006-11-09
CIK 1332044

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: September 30, 2006 - 29,123,864 shares of common stock.

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

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       September 30, 2006

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]




                             CONTENTS
                                                                   PAGE


Unaudited Condensed Balance Sheet, September 30, 2006                2


Unaudited Condensed Statements of Operations, for the
three and nine months ended September 30, 2006 and 2005 and from the re-entering of development stage on June 23, 1997
through September 30, 2006                                           3


Unaudited Condensed Statements of Cash Flows, for the
nine months ended September 30, 2006 and 2005 and from
the re-entering of development stage on June 23,1997
through September 30, 2006                                           4


Notes to Unaudited Condensed Financial Statements                5 - 7

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET


                              ASSETS

                                                            September 30,
                                                           ______________
                                                               2006
                                                           ______________
CURRENT ASSETS:
     Cash                                                 $            -
                                                          ______________
          Total Current Assets                                         -
                                                          ______________

                                                          $           -
                                                          ______________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                     $       59,490
     Related party advances                                       29,741
                                                          ______________
               Total Current Liabilities                  $       89,231
                                                          ______________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
          10,000,000 shares authorized
          no shares issued and outstanding                             -
     Common stock, no par value,
          50,000,000 shares authorized,
          29,123,864 shares issued and
          outstanding                                            365,261
     Additional Paid-in Capital                                    3,699
     Retained (deficit)                                         (302,161)
     Deficit accumulated during the
       development stage                                        (156,030)
                                                          ______________
          Total Stockholders' Equity (Deficit)                   (89,231)
                                                          ______________

                                                          $            -
                                                          ______________



The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         From the
                  For the Three     For the Nine        Re-entering of
                  Months Ended      Months Ended     Development Stage
                  September 30,     September 30,       on June 23,
                  ____________________________________ 1997 Through
                  2006      2005    2006    2005     September 30,2006
                  ________ ________ ________ ________  _____________
REVENUE           $      - $      - $      - $      -  $           -
                  ________ ________ ________ ________  _____________
EXPENSES:
General and
administrative      20,037    7,047   63,439    7,507        156,030
                  ________ ________ ________ ________  _____________

LOSS FROM
OPERATIONS         (20,037)  (7,047) (63,439)  (7,507)      (156,030)

CURRENT TAX EXPENSE      -        -        -        -              -

DEFERRED TAX EXPENSE     -        -        -        -              -
                  ________ ________ ________ ________  _____________

NET LOSS          $(20,037)$ (7,047)$(63,439)$ (7,507) $    (156,030)
                  ________ ________ ________ ________  _____________

LOSS PER COMMON
SHARE            $    (.00)$   (.00)$   (.00)$   (.00)
                 _________ ________ ________ ________


The accompanying notes are an integral part of these unaudited condensed financial statements.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           From the
                                                        Re-entering of
                                       For the Nine      Development
                                       Months Ended    Stage on June 23,
                                       September 30,    1997 Through
                                 _______________________ September 30,
                                    2006       2005           2006
                                 ___________ ___________ _______________
Cash Flows from Operating Activities:
     Net loss                    $   (63,439)$    (7,507)$      (156,030)
     Adjustments to reconcile
      net loss to net cash used
      by operating activities:
       Stock issued for services           -           -          63,100
         Changes in assets and
         liabilities:
          Increase in accounts
          payable                     52,060       7,047          59,490
                                 ___________ ___________ _______________
   Net Cash (Used) by Operating
   Activities                        (11,379)       (460)        (33,440)
                                 ___________ ___________ _______________

Cash Flows from Investing Activities       -           -               -
                                 ___________ ___________ _______________
   Net Cash (Used) by Investing
   Activities                              -           -               -
                                 ___________ ___________ _______________

Cash Flows from Financing Activities:
   Capital contributions                   -           -           3,699
   Related party advances             11,379         460          29,741
                                 ___________ ___________ _______________
   Net Cash Provided by Financing
   Activities                         11,379         460          33,440
                                 ___________ ___________ _______________

Net Increase (Decrease) in Cash            -           -               -

Cash at Beginning of the Year              -           -               -
                                 ___________ ___________ _______________

Cash at End of the Year          $         - $         - $             -
                                 ___________ ___________ _______________

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                    $        - $         - $             -
     Income taxes                $        - $         - $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
      For the nine months ended September 30, 2006:
      None

      For the nine months ended September 30, 2005:
      None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Common Stock Split - The financial statements have been restated for all periods presented to reflect a 11 for 1 stock split effected on October 10, 2006 and to reflect a 4 for 1 stock split effected on June 5, 2006.
                               F-5

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances - An officer/shareholder of the Company has paid expenses totaling $29,741 on behalf of the Company. The advances are due on demand and bear no interest.

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

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                      For the Three           For the Nine
                                      Months Ended            Months Ended
                                      September 30,           September 30,
                                ______________________ _______________________
                                   2006        2005         2006       2005
                                ___________ __________ ___________ ___________
     Loss available to common
     shareholders (numerator)  $   (20,037)$   (7,047)$   (63,439)$   (7,507)
                               ____________ _________  ___________ ___________
     Weighted average number of
     common shares outstanding
     used in loss per share during
     the period (denominator)  29,123,864  29,123,864  29,123,864  29,123,864
                               __________  __________  __________  __________



Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                  SOUVALL-PAGE AND COMPANY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENT

     The Company has entered into a non-binding Term Sheet with American Basketball Association Inc., an Indiana Corporation, that is engaged in operating a professional basketball league in the United States, Canada and Mexico. If the transaction is concluded, the Company expects that it will acquire the ABA in a reverse merger transaction that is intended to be completed before year end, and anticipates that the current shareholders of the Company will then only own approximately 11.5% of the Company and the shareholders of ABA will own a majority controlling interest in the Company. Final consummation of the transaction is not guaranteed.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

     Our Company has generated no profit since inception. We had a net loss of ($20,037) for the quarter ended September 30, 2006, and ($7,047) for the quarter ended September 30, 2005. Cumulative losses total ($156,030) since re-entering the development stage. We had a net loss of ($63,439) for the nine months ended September 30, 2006, and ($7,507) for the nine months ended September 30, 2005. Primarily all of these losses are the result of attorney's fees and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

     During the nine months ended September 30, 2006, advances were loaned by a principal stockholder in the amount of $11,379; and during the nine months ended September 30, 2005, advances by a principal stockholder totaled $460. The aggregate amount of such advances of $29,741 outstanding as of September 30, 2006, is unsecured, non-interest bearing and is due on demand.

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

Item 5.   Other Information.
----------------------------

     We filed an 8-K Current Report dated July 6, 2006, and filed with the Securities and Exchange Commission on July 12, 2006, regarding our Amended and Restated Articles of Incorporation. See Item 6.

     We also filed an 8-K Current Report dated October 2, 2006, and filed with the Securities and Exchange Commission on October 5, 2006, regarding a dividend on the basis of 11 shares for each one share owned by the Company's stockholders with a mandatory exchange of stock certificates being required to obtain the dividend, meaning that the dividend is essentially an 11 for one forward split. See Item 6.

     On November 2, 2006, we filed two 8-K Current Reports, one dated October 31, 2006, regarding the appointment to our Board of Directors of Kristine M. Rogers, Esq. and one dated November 2, 2006, regarding a non-binding Term Sheet with American Basketball Association, Inc., an Indiana corporation, that is engaged in operating a professional basketball league in the United States, Canada and Mexico.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of David C. Merrell

               31.2   302 Certification of Todd D. Ross

               32     906 Certification.

          * 8-K Current Report dated July 6, 2006, and filed with the Securities and Exchange Commission on July 12, 2006.

          * 8-K Current Report dated October 2, 2006, and filed with the Securities and Exchange Commission on October 5, 2006.

          * 8-K Current Report dated October 31, 2006, and filed with the Securities and Exchange Commission on November 2, 2006.

          * 8-K Current Report dated November 2, 2006, and filed with the Securities and Exchange Commission on November 2, 2006.

               * Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUVALL-PAGE AND COMPANY, INC.

Date: 11/7/06                             /s/David C. Merrell
                                          ------------------------------------
                                          David C. Merrell, President and
                                          director


Date: 11/7/06                             /s/Todd D. Ross
                                          ------------------------------------
                                          Todd D. Ross, Secretary/Treasurer
                                          and director