Form 10KSB
period 2006-12-31
American Basketball Association, Inc.
filed 2007-04-27
CIK 1332044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to________________

Commission file number 000-51464

AMERICAN BASKETBALL ASSOCIATION, INC.
(Name of small business issuer)

Utah	87-0376691
(State of other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9421 Holliday Road Indianapolis, IN	46201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 540-0452

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock No Par

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $609,752

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $1,738,373 based upon the average bid and asked price of $0.20 as reported by the OTC Bulletin Board as of April 24, 2007.

The Company had 26,597,017 shares of common stock outstanding, as of April 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect American Basketball Association, Inc.’s (the “Company”) future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Overview

Our primary business is (i) operating the American Basketball Association (the “League”), a professional basketball league currently composed of 47 independently-owned teams located in the United States, Mexico and Canada, (ii) marketing League-related merchandise and other products and services offered by the Company and the League and (iii) developing or expanding media outlets and ancillary entertainment businesses that complement the League’s operations.

Background

The original American Basketball Association league (the “Original ABA”) existed for nine full seasons, starting in 1967. It was known as the “lively” league that created the three-point shot, and it was the “frontier” league that brought modern professional basketball to many “hoops-crazy” cities. During that time, the Original ABA competed with the more established, rival NBA for players, fans, and media attention until 1976 when ABA teams were absorbed into the NBA and the original ABA ceased to exist.

The League commenced play under the current banner and management in 2004 as the American Basketball Association. The League is a new professional basketball league and is not a continuation of the Original ABA whose teams were absorbed into the NBA in 1976. Since 2004, the League has grown to more than 30 teams competing in last year’s League championship, composed of 47 teams competing during 2006. We have created the League with the focus of gaining acceptance as a fan-pleasing entertainment experience that emphasizes basketball skills and fast-paced games at affordable prices. The League continues the Original ABA tradition of innovation in its efforts to bring diverse, fan-friendly, exciting basketball to its fans. Management believes that the “ABA” name remains synonymous with innovative and spirited basketball, the 3-point play, “Dr. J.” (former star player Julius Erving) and slam dunk contests, all of which we believe have contributed significantly to the growth and development of professional basketball as it has become known throughout the world.

The Company’s Role.

Management views one of its principal operating challenges ahead to be how to maximize the League’s brand recognition in combination with new initiatives and today’s new revenue possibilities. Management believes that, in addition to basketball, the League’s fans also share an interest in music and emerging pop culture and that they provide reference points for what are new and hot trends in the pop-culture. In essence, these fans, by their habits and spending patterns, are the initiators or predictors of pop trends. The Company intends to capitalize on the demographic composition of that fan base and branch into music and entertainment, as described below. In the process, management believes that fans will not only pay $10-12 ticket price but that the League will be transformed into a formidable sports and family entertainment experience. While League cities will be both large and small (including, for example, New York, Los Angeles, Dallas, Chicago and Detroit, as well as Bellingham, Washington, Burlington, Vermont and Waco, Texas) all are expected to have basketball and music fans in significant and growing numbers.

The Company’s main responsibilities will be to

(i)	set rules for the scheduling and playing of all League games,

(ii)	seek national and international products and sponsors and

(iii)	establish and enforce guidelines and benchmarks for team ownership.

As steward of the “ABA” brand name, the Company will seek to leverage and monetize that brand through various forms of media and merchandise sales. In that regard, the Company will be responsible for generating national revenue such as may flow from TV deals, apparel, corporate sponsorships, and distribution of the League’s games via multiple media platforms. In addition, the Company intends to centralize the League’s merchandise sales and Internet traffic that is currently dispersed among the teams, creating more traffic and volume for the League while providing higher quality products and higher margins for the teams. This exchange will allow the League and the Company to profit from revenue streams that were previously only available to the local teams, while maintaining and enhancing the local team’s income. Management expects that revenue-sharing agreements will provide the bulk of Company’s income.

The License.

The commercial use of the trademarks “ABA” and “American Basketball Association” (the “Licensed Marks”) by the Company, alone or in combination with other words, phrases and designs, is governed by a license agreement (the “License”) with NBA Properties, Inc. (the “NBA”). The NBA granted the current License to the Company and two other entities.  These two other entities are owned by persons who include principal shareholders of the Company.  These other entities are currently inactive and management expects that these entities will be dissolved. Although the Company believes that other equity owners of these inactive entities have no valid rights to or claims against the ABA under the License, no assurance can be given that these entities or their other beneficial owners will not make any claims against the ABA under the License or otherwise. The scope of the License covers services and products, as well as manufacturing, distribution and selling practices. The License contains product quality language.

The license with the NBA contains quality approval provisions that require the licensee to cause licensed services and licensed products to meet and conform to high standards of style, quality and appearance. As such, the NBA has discretion, using good faith, to revoke its approval of particular uses of the Licensed Marks that relate to gambling, adult content, or any other subject matter that would

(i)	damage or reflect unfavorably upon the NBA, any of its member teams, or the original ABA,

(ii)	violate provisions of the License or

(iii)	misuse, mutilate, dilute or otherwise tarnish the Licensed Marks.

The right to use the Licensed Marks under the License discontinues upon expiration or termination of the License, except for sell-off of inventory. The License can end if the League ceases operations, is no longer owned or operated by a licensee, in the event of a chance of control or material change of management or if product quality concerns are not corrected after notice. In the event the NBA permits the License to continue following a change in control or material change of management, the Company will be subject to a $500,000 payment to the NBA. Management believes that the Company has complied with the requirements and conditions of the License and intends to meet its requirements and conditions, and has received no notice otherwise. All royalties due under the License have been satisfied.

The League.

The Teams. At the center of the League’s and the Company’s future growth is the creation of a league of active teams and dedicated fans. To that end, the Company has created comprehensive guidelines and methodologies to minimize the start-up cost of creating a team, maximize ticket sales through sales and marketing efforts, and improve financial management. Strong, viable teams lead to increased spirit at games, wider geographic coverage and a stronger “ABA” brand.

The League currently has 47 teams for this season (divided into three conferences, Red, White and Blue). The League anticipates that players will play under a $120,000 per team salary cap and each team will keep all local revenues (tickets, sponsors, television, etc.) and pay no League assessment aside from the one-time market reservation fee.

The Players. The approximately 1,700 basketball players who graduate from Division I and IA colleges and universities each year assure a rich talent pool of skilled athletes who can offer a quality game experience for the fans (the NBA draft and NBA player releases total approximately 60 players each year). The incentive for the players is to be seen by the NBA or another league and be paid while continuing their passion for playing basketball.

The Fan Base. Management believes the ABA brand of basketball is fan friendly, affordable family entertainment. We expect the fan base to include many young people and families who may be attracted to see and experience, first hand, ABA basketball games that are affordable, fast paced and entertaining. Because we expect ABA games to attract fans of all ages, the ABA anticipates being able to offer companies seeking to market new and cutting-edge products and services an attractive, cost effective means to accomplish these objectives. Overall, the Company believes that the League presents opportunities by

•	selling tickets and marketing an array of products and services to fans and supporters, and

•	engaging in joint marketing initiatives with other companies and sports leagues.

Opportunities for Growth.

Management believes that a principal key to growth lies in the Company’s ability to project the League’s brand to a wider audience and consolidate the ABA’s standing as a growing force in entertainment. The Company’s business model centers on exploiting the content created by its live events, principally the League games and concerts (as described below). The Company will, in turn, attempt to monetize the demographics those events attract through television programming, home video, pay-per-view, the Internet, advertising and sponsorships, merchandise sales and live concerts. Broadening and then maximizing the distribution of its content, whether in the form of a TV show or T-shirt, are among the Company’s primary marketing goals. The Company does not share in revenues generated by teams from their ticket sales.

Management is also pursuing opportunities in ancillary sectors such as merchandise sales and licensing of its brand name for other products. Management intends to structure these business relationships on a revenue-sharing basis to decrease capital investments or large working capital requirements.

Described below are revenue-generating initiatives the Company has begun to explore. Management believes that these revenue-generating initiatives, if successfully implemented, may become principal revenue sources for the Company. Ancillary revenue sources being explored by management include text messaging and related technology, League basketballs, apparel, marketing, radio broadcasting and more. As the League grows its fan base, management anticipates that other added potential sources of revenue will be evaluated and added including those noted below.

Television and Radio. Management has held discussions with national TV networks, cable channels, and radio networks that have expressed an interest in broadcasting League games, including the All-Star Game and Championship Playoff games. With a growing need for programming and “content,” management believes that cable, television and radio may all be expected to provide additional revenues.

Merchandise. The Company intends to exploit its ABA brand through both licensing and direct sales of branded merchandise, including a full line of apparel, accessories and shoes using its unique and widely recognized logo. Team logo-based apparel and accessories revenues will be shared between the Company and the teams. By aggregating merchandise demand through the League and a seasoned merchandise company, the Company expects to lower the overall cost of the products sold and minimize the operating expenses, while ensuring consistent quality and product availability. Additionally, the Company intends to boost its sales of basketballs through an expanded distribution channel while lowering current costs by sourcing products directly from the manufacturers. Management expects that the League’s basketballs, because of their unique color and trademark, may prove to be a significant revenue source. As attendees of League games and visitors at the ABALive.com website increase, the Company will attempt to leverage the League’s increased popularity to enter into further and varied licensing transactions, although no assurance can be given that the Company will be successful in doing so.

ABALive.com. Management intends to overhaul the ABALive.com website to deliver comprehensive game news, team information and entertainment content to the fans. Thereafter, management proposes to regularly add content and features to the website, ultimately delivering a full array of entertainment options, such as broadcasting games, game highlights, inside analysis, and team and player interviews, among others.

The goals of the overhaul are to (i) improve ABALive.com’s content including, daily stories, ABA history, rules, teams, coaches, players, etc., (ii) optimize advertising location, technology and vendors, (iii) provide more intuitive and user-friendly navigation within the various pages, (iv) provide a more professional “ABA Store” layout and buying experience, (v) create team websites so as to stream all team site fans through a master website and (vi) add features that may include:

•	ABA All Access Radio - a platform for online interviews with anyone and everyone.

•
ABA Salute - a not-for-profit program that salutes the military and provides support to military organizations through ABA Auctions (described below) and other fund-raising activities. ABA Salute will make regular donations to the American Legion Legacy Scholarship Fund, Disable Sports USA, Wounded Warriors, Fisher House and Salute American Heroes.

•
ABA Auctions - In addition to its own auction site for sports memorabilia, the Company intends to join with www.ubid.com to provide opportunities for the sale of tickets to League games, League and team merchandise and additional sports memorabilia. The Company believes that an arrangement with uBid.com will drive internet traffic to uBid in exchange for a cash payment.

Upon successful completion of the overhaul, the website will be more streamlined, easier to navigate and more interactive. In addition, the website will aggregate the websites of all League teams under its, thus alleviating the need for each team to build it own website and maintaining a consistent “look” for the League’s brand. We expect that the uniform platform for the team websites will not only promote the consistency of the “ABA” brand identity, but ought also to stream even more users through the ABALive.com “master” site and stimulate online merchandise sales. We further expect that the increased web traffic should increase ad placements and revenue while also enhancing paid sponsorship opportunities.

ABA Entertainment.

With 47 teams, the League has scheduled over 1,000 games for the upcoming 2007-2008 season. As the Company’s non-basketball entertainment division, ABA Entertainment will work with major booking companies and entertainment management to stage concerts (both in-game and free-standing) throughout the basketball season. The Company believes there is an ample supply of artists and performers who would relish the opportunity to perform in front of live demographically responsive audiences and have an opportunity to be discovered and to refine their techniques in front of live audiences.

Marketing Strategy.

The Company hopes to initiate a publicity and marketing campaign to project the “ABA” brand within North America.  Promotion and publicity events are collectively expected to result in (i) higher traffic to the ABALive.com website, (ii) added merchandise sales, (iii) increased leverage during negotiations between the Company and potential League advertisers.

Government Regulation.

The Company anticipates that its business operations will be subject to minimal government regulation.  However, as a public company, the Company is subject to the disclosure and other filing requirements of the federal securities laws, including the filing with the U.S. Securities and Exchange Commission of quarterly and annual reports, as well as the requirements of the stock market or quotation service on which the Company’s shares may thereafter be traded, as further discussed below.

Offices and Personnel.

The Company’s headquarters are located in leased premises at 9421 Holliday Drive, Indianapolis, Indiana  46260, and its telephone number is (317) 844-7502.  The Company currently has three full-time employees.   As needed, the Company will also engage additional employees, consultants and/or independent contractors which it believes are necessary or appropriate to carry out its operations.  The Company’s goal is to keep its corporate structure simple and small, so as to allow for quick decision making, control, and low operating budgets.

Litigation

            In a case titled Troy Fisher and 3 Ball Management, LLC. vs. American Basketball Association, RAG, LLC, Richardson Consulting Group, Ricardo Richardson, Reginald Jones, Robert Blackwell, and  Indiana Alley Cats pending in the Marion County Superior Court, Indiana under Cause No.  49D120511CT043427, the Plaintiffs seek to recover alleged damages from the Company after their team was suspended from the League for failure to follow the ABA Team Operations Manual. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

            American Arbitration Association case: 52 180 E 00612 06 Jaren W. Jackson v. The American Basketball Association, LLC, the Philadelphia Fusion, Wayne Butler and Jeffrey Wilson.  In November 2006 Jaren Jackson commenced arbitration against the Company for unpaid wages of about $15,000 owed by the Philadelphia Fusion, one of the teams of the ABA that played during the 2004 ABA season.  The arbitration is to be held in Indianapolis, Indiana but no date has been set.

Steven Jaloza and Salvatore Fradella v. Joseph Newman, Richard P. Tinkham, Jr., and the American Basketball Association, Inc., pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.  In this action, filed in November 2006, plaintiffs assert that Joseph Newman and Richard Tinkham breached fiduciary duties owed to them under the Operating Agreement of a separate entity, ABA Founders and Properties, LLC. The Company is not a party to the Operating Agreement.  Plaintiffs seek to add the Company as a defendant as an alter ego of Newman and Tinkham. Hearing on the Company’s Motion to Dismiss is set for February 5, 2007.  This motion by the Company is based on an action pending in the Marion County Superior Court, under Cause No. 49D010608PL033078, filed by the same plaintiffs, that also asserts breach of fiduciary duties owed by Joseph Newman to them under the Operating Agreement of ABA Founders and Properties, LLC.  In that action the Company, after hearing, was found not subject to the remedies sought in that action. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Steven Jaloza and Salvatore Fradella vs. ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc. and ABA Services, Inc. In the Marion Superior Court, Room No 5, Indiana. Cause No. 49D010608PL033078. Steven Jaloza (“Jaloza”) and Salvatore Fradella (“Fradella”) seek damages from ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc., and ABA Services, Inc. for alleged breach of fiduciary duties allegedly arising under the Operating Agreement of ABA Founders & Properties, LLC. The suit was filed in August, 2006. A hearing for prejudgment attachment and to appoint a receiver over ABA Indiana was held on October 30, 2006. Prejudgment attachment was not granted and a receiver was not appointed. Neither ABA Utah nor ABA Indiana is a party to the action. The Plaintiffs have not pursued the action in this court since the date of the receivership hearing. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously. The potential for an unfavorable outcome is not significant. The plaintiffs did not appeal the denial of the request for prejudgment attachment or the decision not to appoint a receiver. Jaloza and Fradella disassociated from ABA Founders & Properties, LLC in June, 2001. The Operating Agreement of ABA Founders & Properties, LLC allowed Newman and Tinkham to engage in or possess interests in other business ventures of every kind and description for their own account. Credentials Plus, LLC v. Calderson, 230 F. Supp.2d (N.D. Ind 2002) holds that fiduciary duties of members of an Indiana LLC are governed by I.C. 23-18-4-2(b) and can be eliminated by provisions in the Operating Agreement. The action should be disposed by summary judgment but has been held open in view of the matter pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.

Ricardo Richardson and Richardson Consulting vs. American Basketball Association, a/k/a ABA Founders & Properties, a/k/a ABA Sports & Entertainment, Inc., Joe Newman, in his official capacity and Richard P. Tinkham, Jr., in his official capacity. In the Marion Superior Court, Indiana. Cause No. 49D11-0608-PL-33933. Richardson asserts that as a minority shareholder in ABA Sports & Entertainment, Inc. he has a right to prevent use of its unspecified proprietary rights which he alleges it sold to Brax Capital Group. Neither ABA Utah nor ABA Indiana is a party to this action. The lawsuit was filed in August, 2006. ABA Sports & Entertainment, Inc, Newman and Tinkham filed answers. The Court granted the defendant’s motion to require that Richardson take the matter to the board of directors of ABA Sports & Entertainment, Inc as required in a derivative shareholder action. Richardson has not done this. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously.

Jeff Noordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield vs. Joe Newman, ABA Operations, LLC and ABA League, LLC. In the Marion Superior Court, Indiana. Cause No. 49D11-0207-CC-001122. Ryan Hoover, Jeff Nordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield (the “Players”) seek damages under the legal theory of breach of contract and under the statutory theory of the Wage Payment Statute for alleged non-payment of wages. Progress of Claim - The lawsuit was filed in 2003. Summary Judgment was entered against ABA Operations, LLC (“Operations”) and ABA League, LLC (“League”) on January 5, 2007 in the amount of $762,331.43. An appeal of this decision was filed with the Indiana Court of Appeals on March 8, 2007. This matter is covered by the Indemnification Agreement. Prior to December 19, 2006, funds of ABA Indiana were held in a bank account titled in the name of ABA League, LLC as trustee. Since December 19, 2006, all funds of ABA Utah and ABA Indiana have been held in bank accounts titled in the name of ABA Indiana. The Players have vigorously attempted to collect this judgment from ABA Utah and ABA Indiana. The ABA intends to contest the case vigorously. Undersigned counsel has hired Indianapolis attorney, Paul Ludwig, to represent the interests of ABA Utah and ABA Indiana in this matter. ABA Utah or ABA Indiana has been named as a Garnishee Defendant. Neither ABA Utah nor ABA Indiana has funds or contract owed to ABA League, LLC. The bank account that Players seek to garnish has $32,000 in it. A garnishment hearing on this bank account is set for June 5, 2007. In the meantime, a hearing to set an appeal bond to stay enforcement of the judgment pending appeal is set for May 5, 2007. Collateral is required to post a supercedas bond with the trial court pending appeal. Severko Hrywnak (“Hrywnak”) has promised to provide the collateral. The strategy is to have a portion or the entire judgment amount overturned on appeal. The tactic is to settle this matter using non ABA Indiana or ABA Utah assets. ABA Management believes that the judgment will be overturned on appeal. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

James P. Dod vs. Perry R. Hall, a/k/a Pierre Hall, d/b/a Next Level Sports Franchise Development, LLC, d/b/a The Cleveland Rockers, d/b/a The Lake Erie Rockers, Ralph W. Underhill, American Basketball Association, Inc., and American Basketball Association, LLC. In the Cleveland Municipal Court, Cuyahoga County, Ohio. Cause No. 06CVF0032421. James P. Dod (“Dod”) seeks $13,000 in damages under the theory of negligent misrepresentation from ABA Indiana and American Basketball Association, LLC as a result of information about The Cleveland Rockers appearing on the ABA website. The lawsuit was filed December 8, 2006. ABA Indiana filed its answer and cross claim on February 15, 2007. The case is set for a pre-trial hearing on June 11, 2007. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case. The potential for an unfavorable outcome of $13,000 is not significant. The elements of the tort of negligent misrepresentation are: one who, in the course of his business, profession or employment, or in any other transaction in which he has a pecuniary interest, supplies false information for the guidance of others in their business transactions, is subject to liability for pecuniary loss caused to them by their justifiable reliance upon the information, if he fails to exercise reasonable care or competence in obtaining or communicating the information. The ABA is not in the business of supplying information for the guidance of others.  Such businesses typically include attorneys, surveyors, abstractors of title and banks dealing with no-depositors' checks.  The ABA was not hired or paid by Dod to supply information.  The ABA does not hold a duty to supply Dod with information nor did it communicate any affirmative false statement to Dod. If not settled the matter should be disposed at hearing.

Severko Hrywnak v. Joseph Newman. Filed in the Circuit Court of Cook County, Illinois. Cause No. 2007L001101 and removed to the United States District Court for the Northern District of Illinois and assigned Cause No. 1:07-cv-00771. Severko Hrywnak (“Hrywnak”) seeks damages under the legal theories of breach of contract, promissory estoppel and fraud. Hrywnak alleges that Newman promised to repay losses Hrywnak incurred in hosting the 2006 ABA all star game by tendering 400,000 shares of ABA Utah stock. Neither ABA Utah nor ABA Indiana is a party to this lawsuit. The lawsuit was filed on January 30, 2007. An answer was filed. The matter was settled however, Hrywnak has not performed a promise of the settlement agreement to provide collateral for the supercedas appeal bond in the Indiana Legends player case. Initially, Hrywnaks asserted claims against ABA Utah and not Newman. The claims against Newman derive from his capacity as CEO of ABA Utah. This matter is covered by the Indemnification Agreement. The ABA intends to vigorously contest the case until Hrywnak performs his promise to provide collateral for the supercedas bond. Potential for Unfavorable Outcome and amount/range of potential loss - The claims should be dismissed based on the current settlement negotiations. In any event, no monetary damages can be awarded against either ABA Utah or ABA Indiana.

Thaddeus A. Wier, Jr. v. American Basketball Association, Inc. In the Superior Court of Erie County, New York. Index No. 2007-001971. On December 5, 2006, Thaddeus A Weir, Jr. (“Weir”) agreed to fund the ABA Indiana with $200,000 and raise $4,000,000 (the Alternate Financing Plan”) in the event ABA Indiana could not come to terms with Purchasers under a pending Stock Purchase Agreement (‘the “SPA”). On December 5, 2006, as part of the Alternate Financing Plan, ABA Indiana and Big Apple Consulting USA, Inc. (“Big Apple”) entered into a contingent agreement (the “Big Apple Agreement”) pursuant to which, Big Apple was to provide investor management services to ABA Indiana in the event it did not come to terms with Purchasers under the SPA. On December 13, 2006, as part of the Alternate Financing Plan, Weir and ABA Indiana entered into a contingent advisory agreement (the “Weir Agreement”) in the event ABA Indiana did not come to terms with Purchasers under the SPA. Weir failed to wire the $200,000 to ABA Indiana. ABA Indiana notified Weir of the termination of the Big Apple Agreement and the Weir Agreement. ABA Indiana entered into the SPA on December 19, 2006. On January 9, 2007, Weir asserted that ABA Utah was obligated to perform the Big Apple Agreement and the Weir Agreement. On January 29, 2007, ABA Indiana and ABA Utah advised Weir that the Alternate Financing Plan was separate and distinct from the SPA and that the Weir Agreement and the Big Apple Agreement had been terminated in December, 2006 due to lack of performance. Without service of summons, Weir filed the action in the Superior Court of Erie County, New York on February 20. Without service of summons no response is due. The matter was settled on February 20, 2007. However, promises under the settlement agreement have not been performed. The ABA intends to come to satisfactory terms with Wier. Potential for Unfavorable Outcome and amount/range of potential loss - The potential amount of loss is significant. $200,000 was accrued for this issue. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Intellectual Property

We intend to rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations may be adversely affected.

Risks Related to Our Business

The Company has a limited operating history that has generated losses.

The Company’s principal operations are comprised of the operation of the League. League play under the “American Basketball Association” banner resumed in 2004 when the Company’s current management took over League operations and there are risks and difficulties frequently encountered by early-stage companies such as the Company.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, and a new sports league, along with developing new products and services.  The Company may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on its business and the value of the Company’s common stock that could also cause the Company to reduce, curtail or cease operations.  The Company has incurred losses since inception and may never become profitable if revenue growth is lower and operating expenses are higher than anticipated.

Our auditors have given us a “going concern” qualification.

The Company’s audited consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 have been prepared assuming that the Company will continue as a going concern.  As noted in the financial statements, the Company has had no significant operating history, and from April 21, 2004 (inception) to December 31, 2006, has generated a cumulative net loss of approximately $19,644,549. For the year ended December 31, 2006 the ABA had revenue of $609,752 and losses of $4,381,907.  As of December 31, 2006, the Company has $1,198,567 cash on hand. The Company expects that it will be able to meet its cash requirements until September 2007. If it is not able to raise additional funds at such point, it will be forced to curtail or cease its operations.

We may need to raise substantial additional capital in the future to fund our operations and we do not have any current or future commitments of capital.

If the Company’s capital requirements or cash flow vary materially from management’s budgeted projections, or if unforeseen circumstances occur, the Company will require additional financing.  Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. No assurances can be given that these objectives can be achieved or that these expectations will prove accurate in any respect. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its then-current shareholders will be reduced, and such securities may have rights, preferences or privileges senior to those of such shareholders. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all.  If adequate funds are not available or are not available on acceptable terms, the Company’s ability to meet its working capital and capital expenditure needs and take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures, will be significantly limited. That would, in turn, harm the Company’s business.

As a result of our limited operating history, we may not be able to estimate correctly our future operating expenses and anticipated revenue sources, which could lead to cash shortfalls.

We have a limited operating history, and as a result our historical financial and other operating data may be of limited value in estimating future operating revenue, revenue sources and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue and future revenue sources. The amount and sources of these revenues will depend on the success of the League, its teams, our marketing efforts, our ability to secure new sponsorships, our perception by fans and the general public and other factors that are difficult to forecast accurately.

If we fail to maintain an effective system of internal controls, we may not be able to report accurately on our financial results or to prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting which could harm our reputation, our business and the trading price of our stock.

Effective internal controls are necessary for us to provide financial reports, to monitor cash flows and capital needs, or to prevent fraud. If we cannot provide accurate reports our business reputation, operating results and our standing with team owners, fans and sponsors could be harmed. Inferior internal controls could cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We encounter substantial competition from various sources.

 In order to attract fans and market League-related merchandise and other products and services offered by the Company and the League, the Company and the League must successfully compete with (i) other basketball teams, including those in the National Basketball Association (“NBA”), to a certain extent the Women’s National Basketball Association  (“WNBA”) and the National Collegiate Athletic Association (“NCAA”), (ii) other professional and NCAA sports teams and (iii) other sporting and non-sporting sources of entertainment.  Given the established nature of many of those competitors, there can be no guarantee that the Company and the League will attract enough revenue from fans and other sources to be profitable.

We are dependent on our management team and the loss of these individuals would harm our business.

The Company’s business is materially dependent on the continued services of it senior management and other key personnel, particularly Joe Newman, Richard Tinkham, Brad Hester and Darren Cioffi.  While the Company expects to enter into two-year employment agreements with those persons, it does not carry "key person" insurance on any of them or any other employees.  There is no assurance that any of the members of our team will remain employed by us. The Company also expects that it will need to hire additional personnel during the next twelve months. Because of competition for personnel, the Company may be unable to retain its current key employees or attract or retain other highly qualified employees in the future.  If the Company does not succeed in attracting new personnel or retaining and motivating current personnel, its business could be adversely affected.

Dependence on Success of Teams and League.

Although the Company will derive no revenue from ticket sales made by the teams in the League, the Company and the League are dependent upon the continued operation of individual teams.  The Company has limited control over team management, team funding and sponsorship and may not be able to assure compliance with play, promotion and other commitments required. If a substantial number of the teams do not operate, the Company’s merchandising sponsorships and other revenue-generating possibilities will be materially harmed.

License from NBA.

The commercial use of the trademarks “ABA” and “American Basketball Association” (the “Licensed Marks”) by the Company, alone or in combination with other words, phrases and designs, is governed by a license agreement (the “License”) with NBA Properties, Inc. (the “NBA”). The NBA granted the current License to the Company and two other entities.  These two other entities have no involvement in the ownership or operation of the Company or of the League.  These two other entities are owned by persons who include principal shareholders of the Company.  These other entities are currently inactive and have been dissolved.  Although the Company believes that other equity owners of these inactive entities have no valid rights to or claims against the Company under the License, no assurance can be given that these entities or their other beneficial owners will not make any claims against the Company under the License or otherwise. The scope of the License covers services and products, as well as manufacturing, distribution and selling practices.  The License contains product quality language.  Under trademark law, if a trademark owner issues a license without retaining the right to control product quality, it risks losing its ownership rights to the trademark.  Quality approval provisions require the licensee to cause licensed services and licensed products to meet and conform to high standards of style, quality and appearance.  The Company’s use of the Licensed Marks is deemed approval.  Notwithstanding, the NBA has discretion, using good faith, to revoke its approval of particular uses of the Licensed Marks that relate to gambling, adult content, or any other subject matter that would (i) damage or reflect unfavorably upon the NBA, any of its member teams, or the original ABA, (ii) violate provisions of the License or (iii) misuse, mutilate, dilute or otherwise tarnish the Licensed Marks.  The right to use the Licensed Marks under the License discontinues upon expiration or termination of the License, except for sell-off of inventory.  The License can end if the League ceases operations, is no longer owned or operated by a licensee, in the event of a change of control or material change of management or if product quality concerns are not corrected after notice. Management believes that the Company has complied with the requirements and conditions of the License and intends to meet its requirements and conditions, and has received no notice otherwise.  The Company’s loss of rights to the Licensed Marks would be materially harmful to the Company and the League and could result in a complete loss of investment.

“Specific Business Risks.”

Recently filed litigation could adversely affect the Company’s intellectual property. In or around December 2006 the ABA was advised that Steve Jaloza and Sol Fradella, 50% owners of ABA Founders & Properties LLC, filed an action against Joseph F. Newman, Richard P. Tinkham and American Basketball Association, Inc. The plaintiffs have alleged that they have non-exclusive rights to the same intellectual property and rights “that is the subject of the corporate transactions between and among ABA and/or Brax Capital Group and/or Souvall Page” and that “potentially the plaintiffs in conjunction with another individual control the majority ownership of all ABA rights.” The Company believes that the pending actions and allegations are not meritorious, particularly insofar as they relate to the ABA and to the use of its intellectual property. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Securities of the Company are Speculative “Penny” Stock.

The Company’s Shares are deemed a low-priced “penny” stock. An investment in the Company’s capital stock should be considered high risk and subject to marketability limitations.  Additionally, the Company’s shares are likely to continue to be thinly traded in the near future. As a result investors may be unable to sell at or near ask prices or at all if they desire or need to liquidate shares.

As defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to: (i) deliver to the customer, and obtain a written receipt for, a disclosure document; (ii) disclose certain price information about the stock; (iii) disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer; (iv) send monthly statements to customers with market and price information about the penny stock; and (v) in some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules. Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The Company’s common stock is listed for trading on the OTC Bulletin Board but currently trades sporadically or by appointment, meaning that the number of persons interested in purchasing common shares at or near ask prices, or at all, at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if the Company comes to the attention of such persons, these persons tend to be risk-averse and may be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. An active trading market for our common stock may never develop or if it develops, it may not be sustained, which could affect the ability of purchasers to sell their securities. There may be periods of several days or more when trading activity in shares is minimal or non-existent, as compared to the trading activity of a more seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There is no assurance that a broader or more active public trading market for common shares will develop or be sustained, or that any trading levels will be sustained.

There has been no active market for our common stock and our stock price may be volatile and could decline, resulting in substantial losses for those who purchase our securities.

Quoted prices for shares are affected by various factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, success of the League, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control. The Company may be unable to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales that it will attract new teams, capable team ownership or substantial fan interest. As a result, stock prices may be subject to significant volatility and stockholders may not be able to sell stock at attractive prices, if at all.

ITEM 2: DESCRIPTION OF PROPERTY

The Company maintains their office at the residence of the CEO.

ITEM 3: LEGAL PROCEEDINGS

            In a case titled Troy Fisher and 3 Ball Management, LLC. vs. American Basketball Association, RAG, LLC, Richardson Consulting Group, Ricardo Richardson, Reginald Jones, Robert Blackwell, and  Indiana Alley Cats pending in the Marion County Superior Court, Indiana under Cause No.  49D120511CT043427, the Plaintiffs seek to recover alleged damages from the Company after their team was suspended from the League for failure to follow the ABA Team Operations Manual. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

            American Arbitration Association case: 52 180 E 00612 06 Jaren W. Jackson v. The American Basketball Association, LLC, the Philadelphia Fusion, Wayne Butler and Jeffrey Wilson.  In November 2006 Jaren Jackson commenced arbitration against the Company for unpaid wages of about $15,000 owed by the Philadelphia Fusion, one of the teams of the ABA that played during the 2004 ABA season.  The arbitration is to be held in Indianapolis, Indiana but no date has been set.

Steven Jaloza and Salvatore Fradella v. Joseph Newman, Richard P. Tinkham, Jr., and the American Basketball Association, Inc., pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.  In this action, filed in November 2006, plaintiffs assert that Joseph Newman and Richard Tinkham breached fiduciary duties owed to them under the Operating Agreement of a separate entity, ABA Founders and Properties, LLC. The Company is not a party to the Operating Agreement.  Plaintiffs seek to add the Company as a defendant as an alter ego of Newman and Tinkham. Hearing on the Company’s Motion to Dismiss is set for February 5, 2007.  This motion by the Company is based on an action pending in the Marion County Superior Court, under Cause No. 49D010608PL033078, filed by the same plaintiffs, that also asserts breach of fiduciary duties owed by Joseph Newman to them under the Operating Agreement of ABA Founders and Properties, LLC.  In that action the Company, after hearing, was found not subject to the remedies sought in that action. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Steven Jaloza and Salvatore Fradella vs. ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc. and ABA Services, Inc. In the Marion Superior Court, Room No 5, Indiana. Cause No. 49D010608PL033078. Steven Jaloza (“Jaloza”) and Salvatore Fradella (“Fradella”) seek damages from ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc., and ABA Services, Inc. for alleged breach of fiduciary duties allegedly arising under the Operating Agreement of ABA Founders & Properties, LLC. The suit was filed in August, 2006. A hearing for prejudgment attachment and to appoint a receiver over ABA Indiana was held on October 30, 2006. Prejudgment attachment was not granted and a receiver was not appointed. Neither ABA Utah nor ABA Indiana is a party to the action. The Plaintiffs have not pursued the action in this court since the date of the receivership hearing. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously. The potential for an unfavorable outcome is not significant. The plaintiffs did not appeal the denial of the request for prejudgment attachment or the decision not to appoint a receiver. Jaloza and Fradella disassociated from ABA Founders & Properties, LLC in June, 2001. The Operating Agreement of ABA Founders & Properties, LLC allowed Newman and Tinkham to engage in or possess interests in other business ventures of every kind and description for their own account. Credentials Plus, LLC v. Calderson, 230 F. Supp.2d (N.D. Ind 2002) holds that fiduciary duties of members of an Indiana LLC are governed by I.C. 23-18-4-2(b) and can be eliminated by provisions in the Operating Agreement. The action should be disposed by summary judgment but has been held open in view of the matter pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.

Ricardo Richardson and Richardson Consulting vs. American Basketball Association, a/k/a ABA Founders & Properties, a/k/a ABA Sports & Entertainment, Inc., Joe Newman, in his official capacity and Richard P. Tinkham, Jr., in his official capacity. In the Marion Superior Court, Indiana. Cause No. 49D11-0608-PL-33933. Richardson asserts that as a minority shareholder in ABA Sports & Entertainment, Inc. he has a right to prevent use of its unspecified proprietary rights which he alleges it sold to Brax Capital Group. Neither ABA Utah nor ABA Indiana is a party to this action. The lawsuit was filed in August, 2006. ABA Sports & Entertainment, Inc, Newman and Tinkham filed answers. The Court granted the defendant’s motion to require that Richardson take the matter to the board of directors of ABA Sports & Entertainment, Inc as required in a derivative shareholder action. Richardson has not done this. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously.

Jeff Noordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield vs. Joe Newman, ABA Operations, LLC and ABA League, LLC. In the Marion Superior Court, Indiana. Cause No. 49D11-0207-CC-001122. Ryan Hoover, Jeff Nordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield (the “Players”) seek damages under the legal theory of breach of contract and under the statutory theory of the Wage Payment Statute for alleged non-payment of wages. Progress of Claim - The lawsuit was filed in 2003. Summary Judgment was entered against ABA Operations, LLC (“Operations”) and ABA League, LLC (“League”) on January 5, 2007 in the amount of $762,331.43. An appeal of this decision was filed with the Indiana Court of Appeals on March 8, 2007. This matter is covered by the Indemnification Agreement. Prior to December 19, 2006, funds of ABA Indiana were held in a bank account titled in the name of ABA League, LLC as trustee. Since December 19, 2006, all funds of ABA Utah and ABA Indiana have been held in bank accounts titled in the name of ABA Indiana. The Players have vigorously attempted to collect this judgment from ABA Utah and ABA Indiana. The ABA intends to contest the case vigorously. Undersigned counsel has hired Indianapolis attorney, Paul Ludwig, to represent the interests of ABA Utah and ABA Indiana in this matter. ABA Utah or ABA Indiana has been named as a Garnishee Defendant. Neither ABA Utah nor ABA Indiana has funds or contract owed to ABA League, LLC. The bank account that Players seek to garnish has $32,000 in it. A garnishment hearing on this bank account is set for June 5, 2007. In the meantime, a hearing to set an appeal bond to stay enforcement of the judgment pending appeal is set for May 5, 2007. Collateral is required to post a supercedas bond with the trial court pending appeal. Severko Hrywnak (“Hrywnak”) has promised to provide the collateral. The strategy is to have a portion or the entire judgment amount overturned on appeal. The tactic is to settle this matter using non ABA Indiana or ABA Utah assets. ABA Management believes that the judgment will be overturned on appeal. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

James P. Dod vs. Perry R. Hall, a/k/a Pierre Hall, d/b/a Next Level Sports Franchise Development, LLC, d/b/a The Cleveland Rockers, d/b/a The Lake Erie Rockers, Ralph W. Underhill, American Basketball Association, Inc., and American Basketball Association, LLC. In the Cleveland Municipal Court, Cuyahoga County, Ohio. Cause No. 06CVF0032421. James P. Dod (“Dod”) seeks $13,000 in damages under the theory of negligent misrepresentation from ABA Indiana and American Basketball Association, LLC as a result of information about The Cleveland Rockers appearing on the ABA website. The lawsuit was filed December 8, 2006. ABA Indiana filed its answer and cross claim on February 15, 2007. The case is set for a pre-trial hearing on June 11, 2007. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case. The potential for an unfavorable outcome of $13,000 is not significant. The elements of the tort of negligent misrepresentation are: one who, in the course of his business, profession or employment, or in any other transaction in which he has a pecuniary interest, supplies false information for the guidance of others in their business transactions, is subject to liability for pecuniary loss caused to them by their justifiable reliance upon the information, if he fails to exercise reasonable care or competence in obtaining or communicating the information. The ABA is not in the business of supplying information for the guidance of others.  Such businesses typically include attorneys, surveyors, abstractors of title and banks dealing with no-depositors' checks.  The ABA was not hired or paid by Dod to supply information.  The ABA does not hold a duty to supply Dod with information nor did it communicate any affirmative false statement to Dod. If not settled the matter should be disposed at hearing.

Severko Hrywnak v. Joseph Newman. Filed in the Circuit Court of Cook County, Illinois. Cause No. 2007L001101 and removed to the United States District Court for the Northern District of Illinois and assigned Cause No. 1:07-cv-00771. Severko Hrywnak (“Hrywnak”) seeks damages under the legal theories of breach of contract, promissory estoppel and fraud. Hrywnak alleges that Newman promised to repay losses Hrywnak incurred in hosting the 2006 ABA all star game by tendering 400,000 shares of ABA Utah stock. Neither ABA Utah nor ABA Indiana is a party to this lawsuit. The lawsuit was filed on January 30, 2007. An answer was filed. The matter was settled however, Hrywnak has not performed a promise of the settlement agreement to provide collateral for the supercedas appeal bond in the Indiana Legends player case. Initially, Hrywnaks asserted claims against ABA Utah and not Newman. The claims against Newman derive from his capacity as CEO of ABA Utah. This matter is covered by the Indemnification Agreement. The ABA intends to vigorously contest the case until Hrywnak performs his promise to provide collateral for the supercedas bond. Potential for Unfavorable Outcome and amount/range of potential loss - The claims should be dismissed based on the current settlement negotiations. In any event, no monetary damages can be awarded against either ABA Utah or ABA Indiana.

Thaddeus A. Wier, Jr. v. American Basketball Association, Inc. In the Superior Court of Erie County, New York. Index No. 2007-001971. On December 5, 2006, Thaddeus A Weir, Jr. (“Weir”) agreed to fund the ABA Indiana with $200,000 and raise $4,000,000 (the Alternate Financing Plan”) in the event ABA Indiana could not come to terms with Purchasers under a pending Stock Purchase Agreement (‘the “SPA”). On December 5, 2006, as part of the Alternate Financing Plan, ABA Indiana and Big Apple Consulting USA, Inc. (“Big Apple”) entered a contingent agreement (the “Big Apple Agreement”) pursuant to which, Big Apple was to provide investor management services to ABA Indiana in the event it did not come to terms with Purchasers under the SPA. On December 13, 2006, as part of the Alternate Financing Plan, Weir and ABA Indiana entered into a contingent advisory agreement (the “Weir Agreement”) in the event ABA Indiana did not come to terms with Purchasers under the SPA. Weir failed to wire the $200,000 to ABA Indiana. ABA Indiana notified Weir of the termination of the Big Apple Agreement and the Weir Agreement. ABA Indiana entered into the SPA on December 19, 2006. On January 9, 2007, Weir asserted that ABA Utah was obligated to perform the Big Apple Agreement and the Weir Agreement. On January 29, 2007, ABA Indiana and ABA Utah advised Weir that the Alternate Financing Plan was separate and distinct from the SPA and that the Weir Agreement and the Big Apple Agreement had been terminated in December, 2006 due to lack of performance. Without service of summons, Weir filed the action in the Superior Court of Erie County, New York on February 20. Without service of summons no response is due. The matter was settled on February 20, 2007. However, promises under the settlement agreement have not been performed. The ABA intends to come to satisfactory terms with Wier. Potential for Unfavorable Outcome and amount/range of potential loss - The potential amount of loss is significant. $200,000 was accrued for this issue. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the fiscal year.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITTIES

Our common stock presently trades on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol “ABKB”.

	Fiscal 2007		Fiscal 2006
COMMON STOCK	High	Low	High	Low

First Quarter	$2.71	$0.10	$—	$—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	$2.50	$2.00

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of April 11, 2007, there were 26,597,017 shares issued and outstanding and we had 214 registered holders of our common shares.

Dividends

We have not paid any dividends on our common stock since inception. We do not anticipate declaration or payment of any dividends at any time in the foreseeable future. Our Series AA preferred stock provides for a 7% cumulative dividend.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS PLAN OVERVIEW

Our primary business is (i) operating the American Basketball Association (the “League”), a professional basketball league composed of 47 independently-owned teams located in the United States, Mexico and Canada, (ii) marketing League-related merchandise and other products and services offered by the Company and the League and (iii) developing or expanding media outlets and ancillary entertainment businesses that complement the League’s operations.

Background

The original American Basketball Association league (the “Original ABA”) existed for nine full seasons, starting in 1967. It was known as the “lively” league that created the three-point shot, and it was the “frontier” league that brought modern professional basketball to many “hoops-crazy” cities. During that time, the Original ABA competed with the more established, rival NBA for players, fans, and media attention until 1976 when ABA teams were absorbed into the NBA and the original ABA ceased to exist. At that time, four of the strongest Original ABA teams joined the NBA, while the remaining Original ABA teams vanished along with the Original ABA itself.

The League commended play under the current banner and management in 2004 as the American Basketball Association. The League is a new professional basketball league and is not a continuation of the Original ABA whose teams were absorbed into the NBA in 1976. Since 2004, the League has grown to more than 30 teams competing in last year’s League championship, and 47 teams competing during 2006. The League continues to gain acceptance as a fan-pleasing entertainment experience that emphasizes basketball skills and fast-paced games at affordable prices. The League continues the Original ABA tradition of innovation in its efforts to bring diverse, fan-friendly, exciting basketball to its fans. Management believes that the “ABA” name remains synonymous with innovative and spirited basketball, the 3-point play, “Dr. J.” (former star player Julius Erving) and slam dunk contests, all of which have contributed significantly to the growth and development of professional basketball as it has become known throughout the world.

The Company’s Role. Management views one of its principal operating challenges ahead to be how to maximize the League’s brand recognition in combination with new initiatives and today’s new revenue possibilities. Management believes that, in addition to basketball, the League’s fans also share an interest in music and emerging pop culture and that they provide reference points for what are new and hot trends in the pop-culture. In essence, these fans, by their habits and spending patterns, are the initiators or predictors of pop trends. The Company intends to capitalize on the demographic composition of that fan base and branch into music and entertainment, as described below. In the process, management believes that fans will not only competitively attractive value for the $10-12 ticket price and that the League will be transformed into a formidable sports and family entertainment experience. This approach to League expansion will in management’s view provide the League with the potential to grow until the total market reach may be as high as 100 cities and towns in the United States, Mexico, and Canada. While League cities will be both large and small (including, for example, New York, Los Angeles, Dallas, Chicago and Detroit, as well as Bellingham, Washington, Rockville, Maryland, Burlington, Vermont and Waco, Texas) all are expected to have basketball and music fans in significant and growing numbers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Statements

The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $19,644,549 from inception of the Company through December 31, 2006, and has negative cash flows from operations. The Company's stockholders' deficiency at December 31, 2006 was $527,852 and its current liabilities and claims and contingencies exceeded its current assets by $533,746. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players to develop additional business opportunities. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments that are purchased within three months or less of an instruments maturity date to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on past due trade receivables. Management has established an allowance for doubtful accounts of $119,500 as of December 31, 2006 which reduced the net accounts receivable balance to $95,400 as of December 31, 2006. The Company carried $0 in accounts receivable at December 31, 2005, net of allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is generally five years. Expenditures for repairs or maintenance are charged to expense as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings.

Revenue Recognition

Revenues are expected to be generated from a number of sources including national sponsorships, market reservation fees, broadcasting revenue and basketball and other merchandise sales. It is expected that sponsorship and broadcasting revenue will be recognized over the period of the agreements; market reservation fees will be recognized when receipt is assured; and merchandise sales less returns and allowances will generally be recognized when title and risk of product loss is transferred to the buyer. Such risk of product loss is expected to generally coincide with the time of shipment.

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2006, based on this evaluation; the Company recorded a 100% valuation allowance on the consolidated balance sheet for its deferred tax assets.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company may have future operations in multiple taxing jurisdictions and would be subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Earnings per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, all common stock equivalents were anti-dilutive.

RESULTS OF OPERATIONS

The following discussion relates to the historical financial statements of American basketball Association and should be read in conjunction with the consolidated financial statements and related notes.

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 AND 2005

Net revenues increased by 35.6% from $449,666 for the year ended December 31, 2005 to $609,752 for the year ended December 31, 2006. The improvement in revenues was a result from merchandise sales and market reservation fees.

Cost of revenues as a percentage of net revenues decreased from 19.5% of net revenues for the year ended December 31, 2005 to 7.5% of net revenues for the year ended December 31, 2006. The decrease is in direct relation to the increase in market reservation fees as a component of net revenues.

Compensatory element of stock transactions decreased from $13,451,110 for the year ended December 31, 2005 to $1,808,725, for the same period ended December 31, 2006.

Selling, general and administrative expenses increased from $840,826 for the year ended December 31, 2005, to $1,890,043 for the year ended December 31, 2006. The increase is due the addition of personnel as well as increased accounting, legal and other professional services related to the Company’s reverse merger with Souvall-Page as disclosed in Note 1 in the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our cash totaled $1,198,567.

Net cash used in operating activities was $369,837 for the year ended December 31, 2005 compared to cash used in operating activities was $1,232,592 for the year ended December 31, 2006. The increase in cash used relates to the hiring of additional administrative staff required to implement the Company's business plan as well as additional accounting, legal and professionals needed to prepare the company for the reverse merger.

Net cash used in investing activities was $7,786 for the year ended December 31, 2005 compared to net cash used in investing activities of $0 for the year ended December 31, 2006.

Net cash provided from financing activities was $361,848 for the year ended December 31, 2005 as compared to net cash provided from financing activities of $2,410,000 for the year ended December 31, 2006. The $2,410,000 represents proceeds from the sale of common stock and convertible bridge loans provided by investors.

In view of our accumulated deficit and recurring losses there is substantial doubt about our ability to continue as a going concern. In this regard management is adopting a plan for the development of our merchandising, sponsorship, media and market reservation product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete any financing or that we will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet such expenditures and other requirements. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this Report on Form 10KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" above. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Report on Form 10KSB contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.

In May 2005, the FASB issued Statement SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractical, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this standard has a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123R (SFAS 123R), “Share-Based Payment”. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. On December 31, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method, the results of which did not have a material impact on its financial position, results of operations or cash flows.

COMMITMENTS

Our commitments that are required to be disclosed in tabular form as of December 31, 2006 including a subsequent employment and consulting agreements entered into through March 31, 2007, are as follows;

	2006	2007	2008	2009	2010
Employment agreements	$500,000	320,000	320,000	320,000	320,000
Consulting agreements	—	102,000	—	—	—

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 7: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AMERICAN BASKETBALL ASSOCIATION, INC.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of AMERICAN BASKETBALL ASSOCIATION, INC., and Subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN BASKETBALL ASSOCIATION, INC. and Subsidiary at December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant losses from inception, has negative cash flows from operations, has a working capital deficit, and an accumulated deficit in stockholders deficiency. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset CPAs, P.C.
Indianapolis, Indiana
April 24, 2007

AMERICAN BASKETBALL ASSOCIATION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$1,198,567
Accounts receivable and other current assets	95,400

Total Current Assets	1,293,967

PROPERTY AND EQUIPMENT,Net	5,894

TOTAL ASSETS	$1,299,861

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$782,383

TOTAL CURRENT LIABILITIES	782,383

CLAIMS AND CONTINGENCIES	1,045,331

STOCKHOLDERS' DEFICIENCY
Common stock - no par value; 50,000,000 shares
authorized; 25,572,017 shares issued and outstanding	1,000
Additional paid in capital	19,115,697
Accumulated deficit	(19,644,549)
TOTAL STOCKHOLDERS' DEFICIENCY	(527,853)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$1,299,861

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

Market Reservation Fee	$551,377	$376,585
Merchandise Sales	58,375	9,081
Sponsorship Revenue	—	64,000

Net Revenue	609,752	449,666

COSTS AND EXPENSES
Cost of revenue	57,245	87,689
Compensatory element of stock transactions	1,808,725	13,451,110
Depreciation and amortization	1,557	335
Selling and administrative expenses	1,878,524	840,491

TOTAL COSTS AND EXPENSES	3,746,051	14,379,625

OPERATING LOSS	(3,136,299)	(13,929,959)

OTHER INCOME (EXPENSES)
Interest	(24,078)	(11,095)
Other income	3,400	318
Claims and contingencies	(1,045,331)	—
Merger costs	(179,599)	—
TOTAL OTHER INCOME (EXPENSES)	(1,245,608)	(10,777)

NET LOSS	$(4,381,907)	$(13,940,736)

Basic Loss Per Share	$(0.29)	$(1.61)

Weighted Average Number of Common
Shares Outstanding - Basic	15,156,105	8,668,691

Fully Diluted Net Loss Per Share	$(0.26)	$(1.55)

Weighted Average Number of Common
Shares Outstanding - Fully Diluted	16,615,009	9,002,938

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

American Basketball Association, Inc. And Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2006
and December 31, 2005

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, December 31, 2004	1,000	1,000	-	(863,716)	(862,716)

Issuance of no par value common stock for
compensation services on May 1, 2005	14,350,760	-	14,350,760	-	14,350,760

Conversion of note payable and accrued interest to no
par value common stock on August 1, 2005	510,943	-	510,943	-	510,943

Direct costs related to debentures and accrued interest
converted to no par value common stock on August 1, 2005			(138,000)	-	(138,000)

Net loss	-	-	-	(13,940,736)	(13,940,736)

Balances, December 31, 2005	14,862,703	$1,000	$14,723,703	$(14,804,452)	$(79,749)

Conversion of note payable and accrued interest to no
par value common stock on December 22, 2006	920,909	-	415,088	-	415,088

Issuance of no par value common stock for	2,714,541	-	1,628,725	-	1,628,725
compensation services on December 22, 2006

Issuance of common stock for cash on December 22, 2006	4,050,000	-	2,010,000	-	2,010,000

Recapitalization of American Basketball Association
through reverse merger with Souvall-Page on December 22, 2006	2,723,864	-	458,181	(458,190)	(9)

Cash paid in racapitalization of American Basketball
Association through reverse merger with Souvall-Page	-		(300,000)	-	(300,000)

Shares issued in racapitalization of American Basketball Associaiton through
reverse merger with Souvall-Page on December 22, 2006	300,000	-	180,000	-	180,000

Net Loss	-	-	-	(4,381,907)	(4,381,907)

Balances, December 31, 2006	25,572,017	1,000	19,115,697	(19,644,549)	(527,852)

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,381,907)	$(13,940,736)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,557	335
Provision for bad debts expense	119,500	-0-
Compensatory element of stock transactions	1,808,725	13,451,110
Interest expense converted to common stock	15,078	11,095
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(213,999)	—
Accrued expenses and other current liabilities	1,418,454	108,359

TOTAL ADJUSTMENTS	3,149,315	13,570,899

NET CASH USED IN OPERATING
ACTIVITIES	(1,232,592)	(369,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(7,786)

NET CASH USED IN
INVESTING ACTIVITIES	—	(7,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,010,000	499,848
Direct costs on conversion of debentures	—	(138,000)
Proceeds of bridge loans	400,000	—

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$2,410,000	$361,848

AMERICAN BASKETBALL ASSOCIATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED

	For the Year Ended
	December 31
	2006	2005

NET (DECREASE) INCREASE IN CASH	$1,177,408	$(15,775)

CASH - Beginning	21,159	36,934

CASH - Ending	$1,198,567	$21,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—
Issuance of common stock for compensation services
and interest expenses	$1,823,803	$13,462,205
Converted debentures to common stock	$400,000	$—

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting Policies:

Organization and Nature of Operations

American Basketball Association, Inc., is an Indiana corporation which was formed on April 21, 2004, for the purpose of providing basketball and sports entertainment for people of all ages. The league currently has over 47 teams located in the United States of America (USA), Canada, and Mexico to begin play in 2007-2008 basketball season.

Basketball operations under the American Basketball Association banner was revived in the year 2000 after approximately 25 years of inactivity following the original American Basketball Association league’s merger with the National Basketball league. American Basketball Association league play was operated by different management and a distinct entity during the 2000-2001 and 2001-2002 basketball seasons. League play was suspended during the 2002-2003 season. American Basketball Association league play resumed for the 2003-2004 season. The Company took over league operations for the 2004-2005, 2005-2006, 2006-2007 seasons as well as the upcoming 2007-2008 season. Prior entities which operated the league have either been legally dissolved, administratively dissolved, or have ceased operations as of the inception date, and have no relationship to the Company.

Concurrent with the closing of the Share Purchase that is described below, Souvall-Page and Company, Inc., a Utah corporation (the “Registrant” or “Company”), ABA Acquisition Corp., Inc., an Indiana corporation and a subsidiary of Registrant (the “Sub”), and the ABA executed and delivered that certain Agreement and Plan of Merger (the “Merger Agreement”), whereby (i) 22,518,153 issued and outstanding shares of common stock of the ABA, constituting all of its issued and outstanding shares, were exchanged, on a 1:1 share ratio for shares of the Company (inclusive of shares issued upon conversion of the Bridge Loans, as defined below), (ii) each of the Purchaser Warrants (defined below), and (iii) each of the ABA’s other extant warrants giving the holders thereof the right to purchase in the aggregate 1,000,000 shares of common stock, was exchanged, respectively, for a warrant to acquire one share of the Company’s common stock (the shares and warrants being issued pursuant to the preceding clauses (i) - (iii) being, the “Exchanged Shares” and “Exchanged Warrants”, respectively and the exchange transaction being the “Share Exchange”). Each of the Placement Warrants was exchanged for a warrant on units, each of which allows the holder to acquire two shares of the Company’s common stock and one warrant to acquire a share of the Company’s common stock (collectively the “Exchanged Placement Warrants”). Holders of the Exchanged Shares will be entitled to receive dividends, if any, that are paid on the Company’s common stock. The Exchanged Warrants and the Exchanged Placement Warrants are subject to adjustment or modification in the event of a stock split or other change to the Company’s capital structure so as to maintain the initial share ratio between or among the Exchanged Shares, the Exchanged Warrants, the Exchanged Placement Warrants and the Company’s common shares. The Company believes that the securities issued in connection with the merger were exempt from registration requirements pursuant to the provisions or standards of Regulation D promulgated under the Securities Act of 1933, as amended.

In connection with the merger the Company paid $300,000 to David Merrell a former officer, director and principal beneficial owner of the Company’s common stock, and also issued to him 300,000 shares of common stock in consideration for which David Merrell agreed to indemnify the Company for and against liabilities of and claims against the Company existing as of and through the date of the merger. Effective December 21, 2006, Chiricahua Investments, LLC, a company controlled by David Merrell, returned 26,400,000 shares to the Company and those shares were canceled pursuant to the terms of the Merger Agreement. All other existing shareholders of Souvall-Page retained 2,723,864 shares of the Company’s common stock.

In connection with the merger, Joseph F. Newman and Richard P. Tinkham agreed to indemnify the ABA for and against certain liabilities of and claims against the ABA existing as of and through the date of the Merger. Mr. Newman and Mr. Tinkham have each agreed to deposit 500,000 shares of common stock into an escrow as further security for this indemnity agreement.

Financial Statements

The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $19,644,549 from inception of the Company through December 31, 2006, and has negative cash flows from operations. The Company's stockholders' deficiency at December 31, 2006 was $527,852 and its current liabilities and claims and contingencies exceeded its current assets by $533,746. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players to develop additional business opportunities. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments that are purchased within three months or less of an instruments maturity date to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on past due trade receivables. Management has established an allowance for doubtful accounts of $119,500 as of December 31, 2006 which reduced the net accounts receivable balance to $95,400 as of December 31, 2006. The Company carried $0 of accounts receivable at December 31, 2005 net of an allowance for doubtful accounts.
.
Property and Equipment

Property and equipment are recorded at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is generally five years. Expenditures for repairs or maintenance are charged to expense as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.

In May 2005, the FASB issued Statement SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractical, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this standard has a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123R (SFAS 123R), “Share-Based Payment”. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. On December 31, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method, the results of which did not have a material impact on its financial position, results of operations or cash flows.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

Revenue Recognition

Revenues are expected to be generated from a number of sources including national sponsorships, market reservation fees, broadcasting revenue and basketball and other merchandise sales. It is expected that sponsorship and broadcasting revenue will be recognized over the period of the agreements; market reservation fees will be recognized when receipt is assured; and merchandise sales less returns and allowances will generally be recognized when title and risk of product loss is transferred to the buyer. Such risk of product loss is expected to generally coincide with the time of shipment.

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses amounted to $0 for the year ended December 31, 2006, and $4,199 for the year ended December 31, 2005.

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2006, based on this evaluation; the Company recorded a 100% valuation allowance on the consolidated balance sheet for its deferred tax assets.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company may have future operations in multiple taxing jurisdictions and would be subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

Earnings per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and 2005, all common stock equivalents were anti-dilutive.

Note 2 - Property and Equipment:

Property and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005

Computer equipment	$7,786	$7,786

Less accumulated depreciation	1,892	335

	$5,894	$7,451

The company recorder depreciation expenses of $1,557 and $335 for the year ending December 31, 2006 and 2005.

Note 3 - Accrued Compensation and Conversion to Common Stock:

The Company’s Board of Directors approved cumulative compensation of $500,000 for two members of management for both (a) year ended December 31, 2005 and (b) the period April 21, 2004 (inception) through December 31, 2004. The Company also assumed additional liabilities for deferred compensation owed to the same members of management in the amount of $496,750 on April 21, 2004 (inception). Through May 1, 2005, the Company paid a portion of such compensation when sufficient cash flow was available. Cumulative compensation paid from these arrangements amounted to $240,300 and $97,100 for 2005 and 2004, respectively. On May 1, 2005 the Company converted its entire $1,159,350 outstanding balance of accrued compensation to 14,350,760 shares of the Company’s no par value common stock in exchange for full satisfaction of the liability. As such, accrued compensation on the Company’s December 31, 2005 and 2004 balance sheets amounted to $0 and $899,650, respectively. Management estimates the fair value of the common stock to be $1.00 per share at the date of issuance. In addition to recording $899,650 of deferred compensation from April 21, 2004 (inception) through December 31, 2004, management recognized non-cash stock based compensation expense amounting to $13,451,110 on May 1, 2005. The stock based compensation is included in the Company’s Statements of Operations as a component of operating expense for the year ended December 31, 2005. The Company has recorded accrued compensation of $262,499 as of December 31, 2006 and $0 as of December 31, 2005.

Note 4 - Convertible Debentures and Warrants:

Convertible Debentures

On June 1, 2005, the Company issued approximately $500,000 of long-term convertible debentures to unrelated investors. The convertible notes were due June 15, 2008 with annual interest of 12% and no minimum monthly payment requirement. Each $1 outstanding on the debentures and applicable accrued interest was convertible to 1 share of the Company’s no par value common stock (or a 1:1 conversion ratio) at the investors’ discretion. In August 2005, the holders of the debentures exercised their right to convert all the outstanding notes and accrued interest into common stock. As a result, convertible debentures liability and accrued interest were $0 at December 31, 2005. The interest amount of $11,095 was converted to 11,095 shares of common stock and is included as non-cash interest expense in the Company’s Statements of Operations for the year ended December 31, 2005. In addition, the Company charged $138,000 of direct costs attributable to the transaction to equity on the conversion date. On June 29, 2006, the Company issued approximately $400,000 of long-term convertible debentures to unrelated investors. The convertible notes were due upon completion of equity financing with annual interest of 9% and no minimum monthly payment requirement. The notes were converted on December 21, 2006 into 920,909 shares of the Company’s common stock at 25% discount to the pricing of the equity raise.

Warrants Outstanding

In connection with the issuance of the convertible debentures, the Company also issued 500,000 common stock purchase warrants. Upon surrender of the warrant, the holder is entitled to purchase one share of the Company’s no par value common stock for $.25 per share. The warrants will entitle the holder to purchase common stock shares commencing on the date of the agreement (June 1, 2005) through the expiration date defined in the agreement as the later of: (a) January 1, 2010 or (b) two years from the date on which all sums due under the convertible debentures are paid in full. Since the notes were converted to common stock on August 1, 2005, the expiration date for the warrants is August 1, 2008. No warrants have been exercised as of the date of the report. In connection with the Securities Purchase Agreement in conjunction with the Company’s reverse merger with Souvall-Page 1,675,000 warrants were issued to purchase one share of common stock at $1.20 per share for a period of 5 years. In addition the Company issued 500,000 warrants to purchase 500,000 shares of common at an exercise price of $0.75. The weighted average exercise price of the warrants is $0.94 and the weighted average remaining contractual life is 4 year and 6 months. Management estimates the warrants strike price of $0.94 per share is more than fair market value at the issuance date and December 31, 2006.

Note 5 - Stockholders' Equity:

The following summarizes the Company's shares of common stock as of December 31, 2006 and 2005:

		2006	2005

Authorized	*	50,000,000	30,000,000
Issued	*	25,572,017	14,862,703
Outstanding	*	25,572,017	14,862,703

The Company has one class of capital stock which is no par value common stock with equal voting rights.

Issuance of Common Stock prior to recapitalization on December 22, 2006:

In April 2004, the Company issued 1,000 shares of its no par value common stock to its co-founders in exchange for services rendered. In May 2005, the Company issued each co-founder an additional 7,175,380 shares of common stock for services rendered (see Note 3). In August 2005, 510,943 shares were issued to unrelated investors for convertible debentures and accrued interest (see Note 4).

Issuance of Common Stock in conjunction with recapitalization on December 22, 2006:

As discussed in Note 1, the Company entered into a merger agreement on December 21, 2006. The merger agreement forced the Company into a recapitalization on or around this date. The Company issued shares of its common stock to sellers, investors and employees as disclosed in the Share Purchase Agreement (SPA) included in the merger agreement as disclosed below.

The Company received a $400,000 bridge loan from investors included in the SPA to assist the Company with certain offering related costs in preparation of the merger agreement. The proceeds were received by the Company at various dates ranging from June 2006 through September 2006. On December 22, 2006, the Company converted the bridge loan, discount and accrued interest to 920,909 shares of common stock. The common stock was valued at the offering price included in the SPA of $0.60 per common share.

Note 5 - Stockholders' Equity - continued

On December 22, 2006, the Company issued 2,714,541 shares of common stock to consultants for services performed related to the SPA and key employees expected to be associated with the Company’s future league operations. The common stock was valued at the offering price included in the SPA of $0.60 per common share. The expense is included as a component of Compensatory Element of Stock Transactions in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006.

On December 22, 2006, the Company issued 4,050,000 shares of common stock to investors for cash proceeds of $2,010,000, net of direct offering costs of $420,000. The common stock was valued at the offering price included in the SPA of $0.60 per common share.

On December 22, 2006, the Company issued 2,723,864 shares of stock to the seller in conjunction with the merger agreement. The agreement required a 1:1 conversion of 2,723,864 shares of seller stock in exchange for the Company’s common stock.

On December 22, 2006 the Company issued 300,000 shares to a seller’s former officer and director in consideration for items described in Note 1. The common stock was valued at the offering price included in the SPA of $0.60 per common share.

Note 6 - Related Party Transactions:

ABA Salute, a related entity through common management, receives approximately $200 per month from the Company for charitable purposes during the year ended December 31, 2005; no funds were issued during the year ended December 31, 2006.  The Company is not aware of other related party transactions that may have a material impact on the Company’s operations, cash flows, or financial condition.

Note 7 - Concentrations of Credit Risk:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high credit quality institutions which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents, which may, at times, exceed federally insured limits. The Company routinely assesses the financial strength of its stockholders and employees and, as a consequence, believes that its receivable credit risk exposure is limited.

Note 8 - Licensing Agreement:

The commercial use of the trademarks “ABA” and “American Basketball Association” by the Company, alone or in combination with other words, phrases and design, is governed by a license agreement with NBA Properties, Inc. (NBA).  The scope of the license covers services and products as well as manufacturing, distributing and selling practices.  The license contains product quality language. Under trademark law, if a trademark owner issues a license without retaining the right to control product quality, it risks losing its ownership rights to the trademark.  Quality Approval provisions require the licensee to cause licensed Services and licensed Products to meet and conform to high standards of style, quality and appearance.  Licensee’s use of the Licensed Marks are deemed approved.  Notwithstanding, NBA has discretion, using good faith, to revoke its approval of particular uses of the Licensed Mark that relate to gambling, adult content, or any other subject matter that would damage or reflect unfavorably upon the NBA, any of its member teams, or the Original ABA; violate provisions of the License; or misuse, mutilate, dilute or otherwise tarnish the Licensed Mark. The right to use of the marks under the license discontinues on expiration or termination of the agreement except for sell off of inventory.  The agreement can end if the league ceases operations, is no longer owned or operated by a licensee, or if product quality concerns are not corrected after notice.  Management believes the Company has complied with the requirements and conditions of the license, intends to meet its requirements and conditions and has received no notice otherwise.  All royalties due under the license have been satisfied.

Note 9 - Other Significant Agreements:

During 2005, the Company entered into a sponsorship agreement to promote and advertise a vehicle model from February 14 through March 21, 2005, in exchange for $50,000 cash.

The Company entered into a sponsorship agreement with a manufacturer of basketballs (“Manufacturer”) whereby the Company would receive minimum royalties of $50,000 as well as other royalties based on sales of basketballs not to exceed $100,000. In addition, Manufacturer is to provide a set number of basketballs to the teams and league. In exchange, the Manufacturer receives certain marketing and promotional opportunities as well as tickets to basketball games for teams included in the league. This agreement was terminated in 2006.

Management represents that other agreements exist and were executed for the year ended December 31, 2006 and 2005. However, management believes the financial effects from the agreements are immaterial to the financial statements as a whole.

Note 10 - Commitments and Contingencies:

Various entities have been created by current and predecessor members of management since the year 2000. These entities include ABA, LLC, ABA Bounce, ABA Founders & Properties, LLC, ABA League, LLC, and ABA Operations, LLC. The Company’s independent legal counsel and management represent such entities either cease to exist, or are administratively dissolved at December 31, 2005. No material commitments or contingencies exist from these entities that would effect the financial position, operations, and cash flows of the Company for the year ended December 31, 2006 and for the year ended December 31, 2005.

Note 10 - Commitments and Contingencies - continued

The Company is involved with a variety of lawsuits for the years ended December 31, 2006. Independent legal counsel has provided the Company with a summary of estimated claims and contingencies and believe certain cases will result in an unfavorable outcome. As a result the Company has included $1,045,331 of estimated accrued contingencies in its consolidated balance sheet at December 31, 2006

Note 11 - Legal proceedings:

            In a case titled Troy Fisher and 3 Ball Management, LLC. vs. American Basketball Association, RAG, LLC, Richardson Consulting Group, Ricardo Richardson, Reginald Jones, Robert Blackwell, and  Indiana Alley Cats pending in the Marion County Superior Court, Indiana under Cause No.  49D120511CT043427, the Plaintiffs seek to recover alleged damages from the Company after their team was suspended from the League for failure to follow the ABA Team Operations Manual. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

            American Arbitration Association case: 52 180 E 00612 06 Jaren W. Jackson v. The American Basketball Association, LLC, the Philadelphia Fusion, Wayne Butler and Jeffrey Wilson.  In November 2006 Jaren Jackson commenced arbitration against the Company for unpaid wages of about $15,000 owed by the Philadelphia Fusion, one of the teams of the ABA that played during the 2004 ABA season.  The arbitration is to be held in Indianapolis, Indiana but no date has been set.

Steven Jaloza and Salvatore Fradella v. Joseph Newman, Richard P. Tinkham, Jr., and the American Basketball Association, Inc., pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.  In this action, filed in November 2006, plaintiffs assert that Joseph Newman and Richard Tinkham breached fiduciary duties owed to them under the Operating Agreement of a separate entity, ABA Founders and Properties, LLC. The Company is not a party to the Operating Agreement.  Plaintiffs seek to add the Company as a defendant as an alter ego of Newman and Tinkham. Hearing on the Company’s Motion to Dismiss is set for February 5, 2007.  This motion by the Company is based on an action pending in the Marion County Superior Court, under Cause No. 49D010608PL033078, filed by the same plaintiffs, that also asserts breach of fiduciary duties owed by Joseph Newman to them under the Operating Agreement of ABA Founders and Properties, LLC.  In that action the Company, after hearing, was found not subject to the remedies sought in that action. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Steven Jaloza and Salvatore Fradella vs. ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc. and ABA Services, Inc. In the Marion Superior Court, Room No 5, Indiana. Cause No. 49D010608PL033078. Steven Jaloza (“Jaloza”) and Salvatore Fradella (“Fradella”) seek damages from ABA Founders & Properties, LLC, ABA Sports and Entertainment, Inc., a/k/a ABA Enterprises, Inc., ABA International, Inc., ABA League, LLC, ABA Operations, LLC, ABA Properties, LLC, ABA Rental, Inc., and ABA Services, Inc. for alleged breach of fiduciary duties allegedly arising under the Operating Agreement of ABA Founders & Properties, LLC. The suit was filed in August, 2006. A hearing for prejudgment attachment and to appoint a receiver over ABA Indiana was held on October 30, 2006. Prejudgment attachment was not granted and a receiver was not appointed. Neither ABA Utah nor ABA Indiana is a party to the action. The Plaintiffs have not pursued the action in this court since the date of the receivership hearing. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously. The potential for an unfavorable outcome is not significant. The plaintiffs did not appeal the denial of the request for prejudgment attachment or the decision not to appoint a receiver. Jaloza and Fradella disassociated from ABA Founders & Properties, LLC in June, 2001. The Operating Agreement of ABA Founders & Properties, LLC allowed Newman and Tinkham to engage in or possess interests in other business ventures of every kind and description for their own account. Credentials Plus, LLC v. Calderson, 230 F. Supp.2d (N.D. Ind 2002) holds that fiduciary duties of members of an Indiana LLC are governed by I.C. 23-18-4-2(b) and can be eliminated by provisions in the Operating Agreement. The action should be disposed by summary judgment but has been held open in view of the matter pending in the Marion County Circuit Court under Cause No.:49C010611PL0046089.

Note 11 - Legal proceedings - continued

Ricardo Richardson and Richardson Consulting vs. American Basketball Association, a/k/a ABA Founders & Properties, a/k/a ABA Sports & Entertainment, Inc., Joe Newman, in his official capacity and Richard P. Tinkham, Jr., in his official capacity. In the Marion Superior Court, Indiana. Cause No. 49D11-0608-PL-33933. Richardson asserts that as a minority shareholder in ABA Sports & Entertainment, Inc. he has a right to prevent use of its unspecified proprietary rights which he alleges it sold to Brax Capital Group. Neither ABA Utah nor ABA Indiana is a party to this action. The lawsuit was filed in August, 2006. ABA Sports & Entertainment, Inc, Newman and Tinkham filed answers. The Court granted the defendant’s motion to require that Richardson take the matter to the board of directors of ABA Sports & Entertainment, Inc as required in a derivative shareholder action. Richardson has not done this. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case vigorously.

Jeff Noordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield vs. Joe Newman, ABA Operations, LLC and ABA League, LLC. In the Marion Superior Court, Indiana. Cause No. 49D11-0207-CC-001122. Ryan Hoover, Jeff Nordgaard, Michael Hart, Daimon Bethea, Coleco Buie, Deron Hayes, Michael Robinson and Tremaine Wingfield (the “Players”) seek damages under the legal theory of breach of contract and under the statutory theory of the Wage Payment Statute for alleged non-payment of wages. Progress of Claim - The lawsuit was filed in 2003. Summary Judgment was entered against ABA Operations, LLC (“Operations”) and ABA League, LLC (“League”) on January 5, 2007 in the amount of $762,331.43. An appeal of this decision was filed with the Indiana Court of Appeals on March 8, 2007. This matter is covered by the Indemnification Agreement. Prior to December 19, 2006, funds of ABA Indiana were held in a bank account titled in the name of ABA League, LLC as trustee. Since December 19, 2006, all funds of ABA Utah and ABA Indiana have been held in bank accounts titled in the name of ABA Indiana. The Players have vigorously attempted to collect this judgment from ABA Utah and ABA Indiana. The ABA intends to contest the case vigorously. Undersigned counsel has hired Indianapolis attorney, Paul Ludwig, to represent the interests of ABA Utah and ABA Indiana in this matter. ABA Utah or ABA Indiana has been named as a Garnishee Defendant. Neither ABA Utah nor ABA Indiana has funds or contract owed to ABA League, LLC. The bank account that Players seek to garnish has $32,000 in it. A garnishment hearing on this bank account is set for June 5, 2007. In the meantime, a hearing to set an appeal bond to stay enforcement of the judgment pending appeal is set for May 5, 2007. Collateral is required to post a supercedas bond with the trial court pending appeal. Severko Hrywnak (“Hrywnak”) has promised to provide the collateral. The strategy is to have a portion or the entire judgment amount overturned on appeal. The tactic is to settle this matter using non ABA Indiana or ABA Utah assets. ABA Management believes that the judgment will be overturned on appeal. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

Note 11 - Legal proceedings - continued

James P. Dod vs. Perry R. Hall, a/k/a Pierre Hall, d/b/a Next Level Sports Franchise Development, LLC, d/b/a The Cleveland Rockers, d/b/a The Lake Erie Rockers, Ralph W. Underhill, American Basketball Association, Inc., and American Basketball Association, LLC. In the Cleveland Municipal Court, Cuyahoga County, Ohio. Cause No. 06CVF0032421. James P. Dod (“Dod”) seeks $13,000 in damages under the theory of negligent misrepresentation from ABA Indiana and American Basketball Association, LLC as a result of information about The Cleveland Rockers appearing on the ABA website. The lawsuit was filed December 8, 2006. ABA Indiana filed its answer and cross claim on February 15, 2007. The case is set for a pre-trial hearing on June 11, 2007. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case. The potential for an unfavorable outcome of $13,000 is not significant. The elements of the tort of negligent misrepresentation are: one who, in the course of his business, profession or employment, or in any other transaction in which he has a pecuniary interest, supplies false information for the guidance of others in their business transactions, is subject to liability for pecuniary loss caused to them by their justifiable reliance upon the information, if he fails to exercise reasonable care or competence in obtaining or communicating the information. The ABA is not in the business of supplying information for the guidance of others.  Such businesses typically include attorneys, surveyors, abstractors of title and banks dealing with no-depositors' checks.  The ABA was not hired or paid by Dod to supply information.  The ABA does not hold a duty to supply Dod with information nor did it communicate any affirmative false statement to Dod. If not settled the matter should be disposed at hearing.

Severko Hrywnak v. Joseph Newman. Filed in the Circuit Court of Cook County, Illinois. Cause No. 2007L001101 and removed to the United States District Court for the Northern District of Illinois and assigned Cause No. 1:07-cv-00771. Severko Hrywnak (“Hrywnak”) seeks damages under the legal theories of breach of contract, promissory estoppel and fraud. Hrywnak alleges that Newman promised to repay losses Hrywnak incurred in hosting the 2006 ABA all star game by tendering 400,000 shares of ABA Utah stock. Neither ABA Utah nor ABA Indiana is a party to this lawsuit. The lawsuit was filed on January 30, 2007. An answer was filed. The matter was settled however, Hrywnak has not performed a promise of the settlement agreement to provide collateral for the supercedas appeal bond in the Indiana Legends player case. Initially, Hrywnaks asseted claims against ABA Utah and not Newman. The claims against Newman derive from his capacity as CEO of ABA Utah. This matter is covered by the Indemnification Agreement. The ABA intends to vigorously contest the case until Hrywnak performs his promise to provide collateral for the supercedas bond. Potential for Unfavorable Outcome and amount/range of potential loss - The claims should be dismissed based on the current settlement negotiations. In any event, no monetary damages can be awarded against either ABA Utah or ABA Indiana.

Thaddeus A. Wier, Jr. v. American Basketball Association, Inc. In the Superior Court of Erie County, New York. Index No. 2007-001971. On December 5, 2006, Thaddeus A Weir, Jr. (“Weir”) agreed to fund the ABA Indiana with $200,000 and raise $4,000,000 (the Alternate Financing Plan”) in the event ABA Indiana could not come to terms with Purchasers under a pending Stock Purchase Agreement (‘the “SPA”). On December 5, 2006, as part of the Alternate Financing Plan, ABA Indiana and Big Apple Consulting USA, Inc. (“Big Apple”) entered a contingent agreement (the “Big Apple Agreement”) pursuant to which, Big Apple was to provide investor management services to ABA Indiana in the event it did not come to terms with Purchasers under the SPA. On December 13, 2006, as part of the Alternate Financing Plan, Weir and ABA Indiana entered into a contingent advisory agreement (the “Weir Agreement”) in the event ABA Indiana did not come to terms with Purchasers under the SPA. Weir failed to wire the $200,000 to ABA Indiana. ABA Indiana notified Weir of the termination of the Big Apple Agreement and the Weir Agreement. ABA Indiana entered into the SPA on December 19, 2006. On January 9, 2007, Weir asserted that ABA Utah was obligated to perform the Big Apple Agreement and the Weir Agreement. On January 29, 2007, ABA Indiana and ABA Utah advised Weir that the Alternate Financing Plan was separate and distinct from the SPA and that the Weir Agreement and the Big Apple Agreement had been terminated in December, 2006 due to lack of performance. Without service of summons, Weir filed the action in the Superior Court of Erie County, New York on February 20. Without service of summons no response is due. The matter was settled on February 20, 2007. However, promises under the settlement agreement have not been performed. The ABA intends to come to satisfactory terms with Wier. Potential for Unfavorable Outcome and amount/range of potential loss - The potential amount of loss is significant. However, the likelihood of an unfavorable outcome is not significant. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation.

NOTE 12 - INCOME TAXES

The reconciliation for the 2006 and 2005 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	December 31,	December 31,
	2006	2005

Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	-	-
Change in valuation allowance	(39.6)	(39.6)
	0.0%	0.0%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Years Ended
	December 31, 2006	December 31, 2005
Current:
Federal	$900,000	$550,000
State	130,000	125,000

Deferred:
Federal	50,000	40,000
State	20,000	15,000

Change in valuation allowance	(1,200,000)	(730,000)

Net income tax (benefit)	$0	$0

NOTE 12 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

December 31,
2006
Current:
Allowances for doubtful accounts and inventory	$50,000
Accrued liabilities and other	425,000
Noncurrent:
Net operating losses and other carryforwards	2,400,000
2,875,000

Valuation allowance	2,875,000

Total deferred tax assets	$0

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at December 31, 2006, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $2,875,000 valuation allowance at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $1,200,000. At December 31, 2006 the Company has federal and state net operating loss carryforwards of approximately $3,000,000 which expire between 2024 and 2026.

Note 13 - Subsequent Events:

On January 9, 2007, American Basketball Association, Inc. (the “Company”) entered into a Consulting agreement with Cioffi Business Management Services. The Consulting Agreement is for an initial term of twelve (12) months. The Company has agreed to compensate the consultant $102,000 as well as issue the Consultant 550,000 shares of its common stock for the initial 12 month term. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, will act as the Company's Chief Financial Officer.

The Company has secured the marketing and other product consulting services of Meriwether Capital Group of which David Howitt, a director of the Company, is a controlling person. On January 3, 2007 The Meriwether Group Inc., entered into a consulting agreement with the ABA that is dated as of the agreement’s effective date of January 15, 2007. The agreement has a term of 24 months. Meriwether agreed to assist the ABA in developing and implementing a strategic sponsorship and licensing program for key merchandising categories that include uniforms, footwear, apparel, accessories, sport beverage, memorabilia and other agreed to categories. Meriwether also agreed to use its relationships with key brand managers and executives of internationally known sports, lifestyle, and food and beverage companies to assist the ABA in developing strategic licensing /supplier agreements and relationships. The ABA agreed to pay Meriwether

An initial payment of $12,500,

Note 13 - Subsequent Events - continued

A retainer of $2,500 per month,

A $10,000 bonus for each major licensing/sponsorship transaction secured by Meriwether and deemed earned after the ABA has derived at least $50,000 or more in revenue over its term,

A 4% royalty from all revenue earned from any transaction that Meriwether brings to the ABA,

An award of 225,000 shares of common stock as a performance incentive, and

All reasonable and approved travel and out of pocket expenses incurred by Meriwether in providing its services to the ABA.

On February 2, 2007 the Company signed a manufacturing deal with spalding to produce official ABA basketballs. The deal calls for Royalties of 2% of sales with a guaranteed $10,000 minimum per year.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On March 1, 2007, Child, Van Wagoner & Bradshaw, PLLC (“Auditor”) resigned as the independent registered public accountants for the Company after being informed that the Company had engaged the auditor for American Basketball Association, Inc., an Indiana corporation (“ABA-Indiana”), which was acquired by the Company in January 2007.

During the last two fiscal years ended December 31, 2005 and 2004, and through March 1, 2007, (i) there were no disagreements between the Company and Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Auditor would have caused Auditor to make reference to the matter in its reports on the Company’s financial statements, and (ii) Auditor’s report on the Company’s financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion except for the issuance of a going concern uncertainty explanatory paragraph. During the last two fiscal years ended December 31, 2005 and 2004, and through March 1, 2007, there were no reportable events as the term described in Item 304(a)(I)(iv) of Regulation S-B.

The Company has requested that Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein which is attached hereto as Exhibit 16.1 to this Form 8-K.

On March 1, 2007, the Company approved the engagement of the firm of Somerset CPAs, P.C. as the Company’s independent auditors. During the Company’s two most recent fiscal years or any subsequent interim period prior to engaging Somerset CPAs, P.C., the Company had not consulted Somerset CPAs, P.C. regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Somerset CPAs, P.C. audited the two years ended December 31, 2004 and 2005 for ABA-Indiana. Somerset CPAs, P.C. also provided other accounting services to ABA-Indiana up through the merger date with Souvall-Page and Company, Inc. on December 21, 2006.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on December 31, 2006 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed  at December 31, 2006 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures; and other documentation is necessary to support balances and disclosures contained in our financial statements.  The Company feels these risks are mitigated by other procedures performed to substantiate the balances and disclosures in our financial statements at December 31, 2006. The Company will continue to evaluate the need for additional staff, but given our size,  the Company expects to face challenges in attracting and retaining qualified personnel.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, improvement in documentation and other control related processes.

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Officers of the Company serve at the discretion of the Board of Directors. As of March 31, 2006, our executive officers and directors are as follows:

Name	Age	Position	Appointed
Joseph F. Newman		70	Chairman of the Board (a Director position) and Chief Executive Officer
Richard P. Tinkham, Jr.		74	Secretary, Special Counsel and a Director
Darren J. Cioffi		41	Chief Financial Officer and Controller
Brad Hester		40	Vice President of Team Operations

Joseph F. Newman has been Chairman of the Board of the Company and its Chief Executive Officer since 2004. Mr. Newman has a background in the advertising and media business, having served for twenty years as owner, Chief Executive Officer and President of Joe Newman Advertising, Inc., an Indianapolis-based advertising agency (the “Agency”). The Agency worked with companies such as the Indiana Pacers, Paramount Pictures, Ice Capades, Ringling Bros. Circus, RCA, Whirlpool, KFC, Arby's Roast Beef and Burger King. During that time, Mr. Newman also owned The Remote Unit, an audio-video production company, and KVOV Radio in Las Vegas, NV. After selling the Agency in 1983, Mr. Newman entered the broadcast business as President, Chief Executive Officer and co-owner of Alliance Broadcasting Group, Inc., the owner of 16 radio stations in Florida, North Carolina, South Carolina, Indiana and Michigan. He was also the owner of several KFC restaurants and Chief Executive Officer of Dylan USA, a manufacturer of magnesium racing wheels. Mr. Newman and his wife Connie have also appeared on television and radio for many years with a series of shows, including “The House Detective,” “Dining Out with Connie and Joe,” “No Holds Barred” and the “Sunday Morning Sales Meeting.” A noted sales consultant, Mr. Newman’s “People First Selling” course is offered via the Internet at www.peoplefirstselling.com. He has received numerous community service awards, including Casper Awards for his work with the YMCA of Greater Indianapolis and Indiana Black Expo, the Spirit of Life Award from the City of Hope Hospital in Los Angeles, and several “Man of the Year” Awards from Hispanic groups and chambers of commerce in Chicago.

Richard P. Tinkham, Jr. has been a Director of the Company and its Secretary since 2004. Mr. Tinkham has served on active duty in the U.S. Marine Corps Reserves, attaining the rank of captain and conducted more than 100 trials as a general court-martial attorney. In 1962, he co-founded an Indianapolis law firm that today is one of Indianapolis’ largest firms. In 1975, he left that firm and began a merger and acquisition practice that specializes in helping small and medium-sized companies deal with the legal and financial complexities of start-up, growth and acquisition. In 1967, Mr. Tinkham co-founded the American Basketball Association (“ABA”) and the Indiana Pacer professional basketball franchise, and served for two years as President of the ABA Board of Trustees. During 1972-75, he was instrumental in the creation of Market Square Arena in Indianapolis and co-chaired the ABA merger committee that sent four ABA teams into the NBA and helped lead the ABA/NBA consolidation. In 1987, Mr. Tinkham and his wife, Wynn, founded the Food Link, a church-based initiative, which distributes food and other necessities in inner city Indianapolis residents and they received the “Spirits of Indy” Award in 1994 from Catholic Social Services. Mr. Tinkham is a native of Hammond, Indiana, where he was inducted into the DePauw University Sports Hall of Fame in 1999. He played varsity basketball at DePauw University and was co-captain his senior year. He also ran track and was State Champion in the quarter mile, half mile and mile relay. After graduation from DePauw University, Mr. Tinkham earned his law degree at the University of Michigan in 1957.

Darren J. Cioffi has been chief financial officer of the Company since January 2007. Since 2001, when he established Cioffi Business Management Services Mr. Cioffi has assisted small and medium businesses, including public companies, on SEC accounting/filing, Sarbanes Oxley , other standard compliance measures as well as financial reporting and management. Mr. Cioffi has served as Chief Financial Officer of Web2 Corp since September 2004. He is a co-owner of the Strong Island Sound, a professional basketball club which is also a member of the American Basketball Association. Mr. Cioffi has held several positions in the consulting and technology industry including Chief Operating Officer of Thinkersgroup.com, where he was responsible for the development and implementation of the organizational structure as well as day-to-day operations. Vice President of Consulting Services for Total Business Solutions, where he specialized in the implementation and sales of Customer Relationship Management and Back office Accounting Solutions through one on one and group collaboration with Total Business Solutions clients. From 1995 - 1998, he served as Controller and Vice President of Sales for Comptech Resources. While at Comptech, he helped the company earn the distinction as the first Platinum reseller of GoldMine software on Long Island. He also developed Long Island's first GoldMine authorized training center. Mr. Cioffi has consulted and implemented Great Plains, RealWorld and Solomon Accounting Software systems for a variety of businesses. In October 1998, following Paratech Resources, Inc.'s acquisition of Comptech, Mr. Cioffi was named General Manager of Consulting Services. He also spent two years in public accounting for the firm of Pannell. Kerr Forster and served as Assistant Controller for the Seafield Center from 1991-1995.Mr. Cioffi earned a BS in Accounting from Long Island University. He is also a member of the National Society of Accountants and is accredited by the Accreditation Council for Accounting & Taxation, Inc.

Brad Hester became the Company's Vice President of Team Operations in 2006. Prior to joining the Company, Mr. Hester served for twelve years in the management of Lowes, where he specialized in operations, human resources and marketing. Mr. Hester is the stepson of Joseph Newman.

Directors’ Compensation

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting, however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meeting.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our officers and directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholder are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

The Company presently does not have an audit committee.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on December 31, 2006 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed  at December 31, 2006 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures; and other documentation is necessary to support balances and disclosures contained in our financial statements.  The Company feels these risks are mitigated by other procedures performed to substantiate the balances and disclosures in our financial statements at December 31, 2006.  The Company will continue to evaluate the need for additional staff, but given our size,  the Company expects to face challenges in attracting and retaining qualified personnel.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, improvement in documentation and other control related processes.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004, 2005 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $200,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Newman (1),	2006	250,000	0	0	0	0	0	0	250,000
Chief Executive Officer	2005	250,000	0	0	0	0	0	0	250,000
	2004	250,000	0	0	0	0	0	0	250,000
Darren Cioffi, (2)	2006	0	0	0	0	0	0	0	0
Chief Financial Officer	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0
Richard Tinkham, (3)	2006	250,000	0	0	0	0	0	0	250,000
Secretary	2005	250,000	0	0	0	0	0	0	250,000
	2004	250,000	0	0	0	0	0	0	250,000
Brad Hester, (4)	2006	60,000	0	0	0	0	0	0	60,000
VP Team Operations	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

(1)  Mr. Newman became the Company’s Chief Executive Officer on December 22, 2006

(2) Mr. Cioffi became the Company’s Chief Financial Officer on January 9, 2007.

(3) Mr. Tinkham became the Company’s Secretary on December 22, 2006.

(4) Mr. Hester became the Company’s VP of Operations on December 22, 2006.

OUTSTANDING EQUITY AWARDS

None

Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

No director fees were paid in 2006. We do not pay directors compensation for their service as directors. We may in the future develop a compensation policy for our directors.

Employment Agreements and Other Compensation Arrangements. The Company proposes to enter into employment agreements having a two year term with each of Joseph Newman, Richard Tinkham, and Brad Hester providing for the annual salaries substantially as shown above, these agreements have been drafted but remain unsigned as of April 24, 2007. The Company entered into a consulting agreement, having a base term of 24 months, with a management services company of which Mr. Cioffi is a principal and under the terms of which he will act as the chief financial officer of the Company

On January 9, 2007, the Company entered into a Consulting agreement with Cioffi Business Management Services. The Consulting Agreement is for an initial term of twelve (12) months. The Company has agreed to compensate the consultant $102,000 as well as issue the Consultant 550,000 shares of its common stock for the initial 12 month term. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, will act as the Company's Chief Financial Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 24, 2007, information with respect to the securities holdings of all persons which we, pursuant to filings with the Securities and Exchange Commission, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. Also set forth in the table is the beneficial ownership of all shares of our outstanding stock, as of such date, of all officers and directors, individually and as a group.

Joseph F. Newman	Chief Executive Officer and Director	6,405,575	24.08
Richard P. Tinkham	Secretary and Director	6,405,574	24.08
Darren J. Cioffi Brad Hester	Chief Financial Officer Vice President Operations	550,000 250,000	2.07 1.03

Stockholders owning 5% or more:
Brax Capital Group LLC (1)		2,419,000	9.10
9440 S. Santa Monica Boulevard, Suite 710 Beverly Hills, California 90210

Millennium Partners,		1,875,000	7.05
LP (3)
666 Fifth Avenue
New York, New York 10019

All executive officers and directors as a group (5 persons)		17,905,145	67.3%

(1)
Thomas E. Doyle and A.J. Discala, a principal of Brax Capital Group LLC, (the “Optionees”) have entered into an option agreement with Joseph F. Newman and Richard P. Tinkham which, upon exercise in full, will result in the Optionees owning substantially in excess of 51% of the outstanding Common Stock of the Company. Joseph F. Newman and Richard P. Tinkham are officers, directors and principal shareholders of the Company. The Company is not a party to this Agreement. The foregoing table does not give effect to this option in favor of the Optionees.

(2)
Includes (i) 345,168 shares beneficially owned by Meriwether Capital Partners, of which David Howitt is general partner, issued on conversion of Bridge Notes in the original principal amount of $150,000, and (ii) 225,000 shares issuable to Meriwether under consulting agreement entered into January 3, 2007 that has an effective date as of January 15, 2007.

(3)	Includes and gives effect to presently exercisable warrants to purchase 625,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with their services, Thomas E. Doyle and John Salley were each granted 637,500 shares of common stock by the ABA prior to the Merger. Thomas E. Doyle is President and Chief Operating Officer of the Company, John Salley was League Commissioner, and each was a director of the Company. On February 20, 2007 Mr. Doyle and Mr. Salley agreed to resign as officer and directors of the Company effective January 31, 2007.

One officer of the Company is an owner of ABA team. Darren Cioffi is a principal owner of Strong Island Sound. Although the Company is currently unaware of such circumstances, their team ownership interest may not be aligned at all times with the interests and objectives of the Company.

In connection with the merger the Company paid $300,000 to David Merrell a former officer, director and principal beneficial owner of Souvell-Page, and also issued to him 300,000 shares of common stock in consideration for which David Merrell agreed to indemnify the Company for and against liabilities of and claims against the Company existing as of and through the date of the merger. Effective December 21, 2006, Chiricahua Investments, LLC, a company controlled by David Merrell, returned 26,400,000 shares to the Company and those shares were canceled pursuant to the terms of the Merger Agreement.

In connection with the merger, Joseph F. Newman and Richard P. Tinkham agreed to indemnify the ABA for and against certain liabilities of and claims against the ABA existing as of and through the date of the Merger. Mr. Newman and Mr. Tinkham have each agreed to deposit 500,000 shares of common stock into an escrow as further security for this indemnity agreement.

The Company has secured the marketing and other product consulting services of Meriwether Capital Group of which David Howitt, a director of the Company, is a controlling person. On January 3, 2007 The Meriwether Group Inc., of which David Howitt, a director of the Company, is an officer and controlling person entered into a consulting agreement with the ABA that is dated as of the agreement’s effective date of January 15, 2007. The agreement has a term of 24 months. Meriwether agreed to assist the ABA in developing and implementing a strategic sponsorship and licensing program for key merchandising categories that include uniforms, footwear, apparel, accessories, sport beverage, memorabilia and other agreed to categories. Meriwether also agreed to use its relationships with key brand managers and executives of internationally known sports, lifestyle, and food and beverage companies to assist the ABA in developing strategic licensing /supplier agreements and relationships. The ABA agreed to pay Meriwether

An initial payment of $12,500,

A retainer of $2,500 per month,

A $10,000 bonus for each major licensing/sponsorship transaction secured by Meriwether and deemed earned after the ABA has derived at least $50,000 or more in revenue over its term,

A 4% royalty from all revenue earned from any transaction that Meriwether brings to the ABA,

An award of 225,000 shares of common stock as a performance incentive, and

All reasonable and approved travel and out of pocket expenses incurred by Meriwether in providing its services to the ABA.

ITEM 13. EXHIBITS

(a) The following exhibits are filed as part of this report:

2.1	Agreement and Plan of Merger Among Souvall-Page and Company, Inc. and ABA Acquisition Corp. and American Basketball Association, Inc. (1)

2.2	Securities Purchase Agreement (1)

10.1	Form of Investor Warrant (1)

10.2	Employment Agreement - Joseph Newman (1)

10.3	Employment Agreement - Richard P. Tinkham (1)

10.4	Employment Agreement - Thomas E. Doyle (1)

10.5	Employment Agreement - John Salley (1)

10.6	Employment Agreement - Brad Hester (1)

10.7	Form of ABA Team Reservation Agreement (1)

10.8	Indemnification Agreement (1)

10.9	Independent Consulting Agreement between American Basketball Association, Inc. and The Meriwether Group, Inc. (1)

10.10	Consulting Agreement dated January 9, 2007 between the Company and Cioffi Business Management Services. (2)

10.11	Agreement entered by and between the Company and Big Apple Consulting USA, Inc. (3)

10.12	Advisory Agreement entered by and between the Company and Thaddeus A. Wier, Jr. (3)

99.1	Press Release dated December 21, 2006 (1)

99.2	Press Release (2)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

(1)	Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on January 8, 2007

(2)	Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on January 19, 2007

(3)	Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on February 7, 2007

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed and unbilled for the fiscal years ended December 31, 2004 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $77,500 and $40,000, respectively.

Audit-Related Fees

There were no audit-related fees for the fiscal years ended December 31, 2004 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended December 31, 2004 and 2005 for tax related or other services rendered by our other accountants in connection with the preparation of our federal and state tax returns was $8,000 and $5,200, respectively.

Approval of Non-audit Services and Fees

We did not have an audit committee during fiscal 2005 or 2004 and did not have any independent directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2007	American Basketball Association, INC.

	By:	/s/ Joseph F. Newman
Joseph F. Newman
Chief Executive Officer and Chairman

By:	/s/ Darren Cioffi
Darren Cioffi
Chief Financial Officer and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph F. Newman Joseph F. Newman	Chairman of the Board (a Director position) and Chief Executive Officer	April 27, 2007

/s/ Richard P. Tinkham, Jr. Richard P. Tinkham, Jr.	Secretary, Special Counsel and a Director	April 27, 2007

/s/ Darren Cioffi Darren Cioffi	Chief Financial Officer and Controller	April 27, 2007