Form 10QSB
period 2007-03-31
American Basketball Association, Inc.
filed 2007-05-21
CIK 1332044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended March 31, 2007

Commission File No. 000-29462

American Basketball Association, Inc
(Exact name of Registrant as specified in its Charter)

Utah	87-0376691
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9421 Holliday Road Indianapolis, IN	46201
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (317) 844-7502

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of May 14, 2007 was 26,597,017.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Operations Three Months	F-3

Notes to the Condensed Consolidated Financial Statements	F4-F19

AMERICAN BASKETBALL ASSOCAITION, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2007
ASSETS

CURRENT ASSETS
Cash	$500,279
Prepaid expenses and other current assets	95,400
Total Current Assets	595,679
PROPERTY AND EQUIPMENT, Net	5,504
TOTAL ASSETS	$601,183

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	538,025

TOTAL CURRENT LIABILITIES	538,025

CLAIMS AND CONTINGECIES	1,045,331

STOCKHOLDERS' DEFICIENCY
Common stock - no par value; 50,000,000 shares
authorized; 26,597,017 shares issued and outstanding	1,000
Additional paid in capital	19,641,466
Unearned consulting fees	(480,000)
Accumulated deficit	(20,144,638)
TOTAL STOCKHOLDERS' DEFICIENCY	(982,173)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$601,183

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Period Ended
	March 31,
	2007	2006

REVENUE	$56,145	$116,552

COSTS AND EXPENSES
Cost of revenue	4,800	—
Compensatory element of stock transactions	135,000	—
Depreciation and amortization	389	389
Selling and administrative expenses	635,973	255,046

TOTAL COSTS AND EXPENSES	776,162	255,435

OPERATING LOSS	(720,017)	(138,883)

OTHER INCOME
Other income	64	318
TOTAL OTHER INCOME	64	318

NET LOSS	$(719,953)	$(138,565)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	26,479,517	14,862,703

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Period Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(719,953)	$(138,565)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	389	389
Compensatory element of stock transactions	135,000	—
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(113,724)	113,149

TOTAL ADJUSTMENTS	21,666	113,538

NET CASH USED IN OPERATING
ACTIVITIES	(698,288)	(25,027)

NET DECREASE IN CASH	$(698,288)	$(25,027)

CASH - Beginning	1,198,567	21,159

CASH - Ending	$500,279	$(3,868)

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies:

Organization and Nature of Operations

American Basketball Association, Inc., is an Indiana corporation which was formed on April 21, 2004, for the purpose of providing basketball and sports entertainment for people of all ages. The league currently has over 47 teams located in the United States of America (USA), Canada, and Mexico that are set to begin play for the 2007-2008 basketball season.

Basketball operations under the American Basketball Association banner were revived in the year 2000 after approximately 25 years of inactivity following the original American Basketball Association league’s merger with the National Basketball Association. American Basketball Association league play was operated by different management and a distinct entity during the 2000-2001 and 2001-2002 basketball seasons. League play was suspended during the 2002-2003 season. American Basketball Association league play resumed for the 2003-2004 season. The Company took over league operations for the 2004-2005, 2005-2006, 2006-2007 seasons as well as the upcoming 2007-2008 season. Prior entities which operated the league have either been legally dissolved, administratively dissolved, or have ceased operations as of the inception date, and have no relationship to the Company.

Concurrent with the closing of the Share Purchase that is described below, Souvall-Page and Company, Inc., a Utah corporation (the “Registrant” or “Company”), ABA Acquisition Corp., Inc., an Indiana corporation and a subsidiary of Registrant (the “Sub”), and the ABA executed and delivered that certain Agreement and Plan of Merger (the “Merger Agreement”), whereby (i) 22,518,153 issued and outstanding shares of common stock of the ABA, constituting all of its issued and outstanding shares, were exchanged, on a 1:1 share ratio for shares of the Company (inclusive of shares issued upon conversion of the Bridge Loans, as defined below), (ii) each of the Purchaser Warrants (defined below), and (iii) each of the ABA’s other extant warrants giving the holders thereof the right to purchase in the aggregate 1,000,000 shares of common stock, were exchanged, respectively, for a warrant to acquire one share of the Company’s common stock (the shares and warrants being issued pursuant to the preceding clauses (i) - (iii) being, the “Exchanged Shares” and “Exchanged Warrants”, respectively and the exchange transaction being the “Share Exchange”). Each of the Placement Warrants were exchanged for a warrant to purchase units, each of which allows the holder to acquire two shares of the Company’s common stock and one warrant to acquire a share of the Company’s common stock (collectively the “Exchanged Placement Warrants”). Holders of the Exchanged Shares will be entitled to receive dividends, if any, that are paid on the Company’s common stock. The Exchanged Warrants and the Exchanged Placement Warrants are subject to adjustment or modification in the event of a stock split or other change to the Company’s capital structure so as to maintain the initial share ratio between or among the Exchanged Shares, the Exchanged Warrants, the Exchanged Placement Warrants and the Company’s common shares. The Company believes that the securities issued in connection with the merger were exempt from registration requirements pursuant to the provisions or standards of Regulation D promulgated under the Securities Act of 1933, as amended.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

In connection with the merger, the Company paid $300,000 to David Merrell a former officer, director and principal beneficial owner of the Company’s common stock, and also issued to him 300,000 shares of common stock in consideration for which David Merrell agreed to indemnify the Company for and against liabilities of and claims against the Company existing as of and through the date of the merger. Effective December 21, 2006, Chiricahua Investments, LLC, a company controlled by David Merrell, returned 26,400,000 shares to the Company and those shares were canceled pursuant to the terms of the Merger Agreement. All other existing shareholders of Souvall-Page retained 2,723,864 shares of the Company’s common stock.

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

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $20,144,638 from inception of the Company through March 31, 2007, and has negative cash flows from operations. The Company’s stockholders’ deficiency at March 31, 2007 was $982,173 and its current liabilities and claims and contingencies exceeded its current assets by $987,677. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries’ key players to develop additional business opportunities. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

The Company carries its accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on past due trade receivables. Management has established an allowance for doubtful accounts of $119,500 as of March 31, 2007 which reduced the net accounts receivable balance to $95,400 as of March 31, 2007. The Company carried $0 of accounts receivable at March 31, 2006 net of an allowance for doubtful accounts.

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses amounted to $0 for the period ended March 31, 2007, and $0 for the period ended March 31, 2006.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2006, based on this evaluation, the Company recorded a 100% valuation allowance on the consolidated balance sheet for its deferred tax assets.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company may have future operations in multiple taxing jurisdictions and would be subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Earnings per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007 and 2006, all common stock equivalents were anti-dilutive.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Property and Equipment:

Property and equipment consist of the following as of March 31, 2007 and 2006:

	2007	2006

Computer equipment	$7,786	$7,786

Less accumulated depreciation	2,282	724

	$5,504	$7,062

The company recorded depreciation expenses of $389 for the period ending March 31, 2007 and 2006.

Note 3 - Accrued Compensation and Conversion to Common Stock:

The Company has recorded accrued compensation of $262,499 as of March 31, 2007 and $125,000 as of March 31, 2006, respectively.

Note 4 - Stockholders’ Equity:

The following summarizes the Company’s shares of common stock as of March 31, 2007 and 2006:

		2007	2006

Authorized	*	50,000,000	30,000,000
Issued	*	26,597,017	14,862,703
Outstanding	*	26,597,017	14,862,703

The Company has one class of capital stock which is no par value common stock with equal voting rights.

Issuance of Common Stock prior to recapitalization on December 22, 2006:

In April 2004, the Company issued 1,000 shares of its no par value common stock to its co-founders in exchange for services rendered. In May 2005, the Company issued each co-founder an additional 7,175,380 shares of common stock for services rendered. In August 2005, 510,943 shares were issued to unrelated investors for convertible debentures and accrued interest.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Stockholders’ Equity - continued

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Concentrations of Credit Risk:

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

Note 6 - Licensing Agreement:

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Other Significant Agreements:

The Company entered into a sponsorship agreement with a manufacturer of basketballs (“Manufacturer”) whereby the Company would receive minimum royalties of $10,000 as well as other royalties based on sales of basketballs. In addition, Manufacturer is to provide a set number of basketballs to the teams and league. In exchange, the Manufacturer receives certain marketing and promotional opportunities as well as tickets to basketball games for teams included in the league.

Management represents that other agreements exist and were executed for the year ended March 31, 2007 and 2006. However, management believes the financial effects from the agreements are immaterial to the financial statements as a whole.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies:

Various entities have been created by current and predecessor members of management since the year 2000. These entities include ABA, LLC, ABA Bounce, ABA Founders & Properties, LLC, ABA League, LLC, and ABA Operations, LLC. The Company’s independent legal counsel and management represent such entities either cease to exist, or are administratively dissolved at December 31, 2005. No material commitments or contingencies exist from these entities, not already accrued, that would effect the financial position, operations, and cash flows of the Company for the period ended March 31, 2007 and for the period ended March 31, 2006.

The Company is involved with a variety of lawsuits for the periods ended March 31, 2007. Independent legal counsel has provided the Company with a summary of estimated claims and contingencies and believe certain cases will result in an unfavorable outcome. As a result the Company has included $1,045,331 of estimated accrued contingencies in its consolidated balance sheet at March 31, 2007

On January 9, 2007, American Basketball Association, Inc. (the “Company”) entered into a Consulting agreement with Cioffi Business Management Services. The Consulting Agreement is for an initial term of twelve (12) months. The Company has agreed to compensate the consultant $102,000 as well as issue the Consultant 550,000 shares of its common stock for the initial 12 month term. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, will act as the Company’s Chief Financial Officer.

The Company has secured the marketing and other product consulting services of Meriwether Capital Group of which David Howitt, a director of the Company, is a controlling person. On January 3, 2007 The Meriwether Group Inc., entered into a consulting agreement with the ABA that is dated as of the agreement’s effective date of January 15, 2007. The agreement has a term of 24 months. Meriwether agreed to assist the ABA in developing and implementing a strategic sponsorship and licensing program for key merchandising categories that include uniforms, footwear, apparel, accessories, sport beverage, memorabilia and other agreed to categories. Meriwether also agreed to use its relationships with key brand managers and executives of internationally known sports, lifestyle, and food and beverage companies to assist the ABA in developing strategic licensing /supplier agreements and relationships. The ABA agreed to pay Meriwether:

•	An initial payment of $12,500,

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies: continued

•	A retainer of $2,500 per month,

•	A $10,000 bonus for each major licensing/sponsorship transaction secured by Meriwether and deemed earned after the ABA has derived at least $50,000 or more in revenue over its term,

•	A 4% royalty from all revenue earned from any transaction that Meriwether brings to the ABA,

•	An award of 225,000 shares of common stock as a performance incentive, and

•	All reasonable and approved travel and out of pocket expenses incurred by Meriwether in providing its services to the ABA.

Note 9 - Legal proceedings:

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

James P. Dod vs. Perry R. Hall, a/k/a Pierre Hall, d/b/a Next Level Sports Franchise Development, LLC, d/b/a The Cleveland Rockers, d/b/a The Lake Erie Rockers, Ralph W. Underhill, American Basketball Association, Inc., and American Basketball Association, LLC. In the Cleveland Municipal Court, Cuyahoga County, Ohio. Cause No. 06CVF0032421. James P. Dod (“Dod”) seeks $13,000 in damages under the theory of negligent misrepresentation from ABA Indiana and American Basketball Association, LLC as a result of information about The Cleveland Rockers appearing on the ABA website. The lawsuit was filed December 8, 2006. ABA Indiana filed its answer and cross claim on February 15, 2007. The case is set for a pre-trial hearing on June 11, 2007. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case. The potential for an unfavorable outcome of $13,000 is not significant. The elements of the tort of negligent misrepresentation are: one who, in the course of his business, profession or employment, or in any other transaction in which he has a pecuniary interest, supplies false information for the guidance of others in their business transactions, is subject to liability for pecuniary loss caused to them by their justifiable reliance upon the information, if he fails to exercise reasonable care or competence in obtaining or communicating the information. The ABA is not in the business of supplying information for the guidance of others.  Such businesses typically include attorneys, surveyors, abstractors of title and banks dealing with no-depositors’ checks.  The ABA was not hired or paid by Dod to supply information.  The ABA does not hold a duty to supply Dod with information nor did it communicate any affirmative false statement to Dod. If not settled the matter should be disposed at hearing.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

COMPARISON OF PERIOD ENDING MARCH 31, 2007 AND 2006

Net revenues decreased from $116,522 for the period ended March 31, 2006 to $56,145 for the period ending March 31, 2007. Such revenues represent revenues from market reservation fees. As a result, the decrease in revenues was a result of a decrease in market reservation fees.

Cost of revenues as a percentage of net revenues increased from 0.0% of net revenues for the period ending March 31, 2006 to 8.5% of net revenues for the period ending March 31, 2007. The decrease is in direct relation to the decrease in market reservation fees as a component of net revenues.

Compensatory element of stock transactions decreased from $0 for the period ending March 31, 2006 to $135,000, for the same period ending March 31, 2007. The increase was a result of signing new consulting agreements.

Selling, general and administrative expenses increased from $255,046 for the period ending March 31, 2006, to $635,973 for the period ending March 31, 2007. The increase is due the addition of personnel as well as increased accounting, legal and other professional services related to the various legal and accounting issues since the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash totaled $500,279.

Net cash used in operating activities was $698,288 for the period ending March 31, 2007 compared to cash used in operating activities was $25,027 for the period ending March 31, 2006. The increase in cash used relates to the hiring of additional administrative staff required to implement the Company’s business plan as well as additional accounting, legal and professionals needed since the reverse merger.

Net cash used in investing activities was $0 for the period ending March 31, 2007 compared to net cash used in investing activities of $0 for the period ending March 31, 2006.

Net cash provided from financing activities was $0 for the period ending March 31, 2007 as compared to net cash provided from financing activities of $0 for the period ending March 31, 2006.

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

FORWARD-LOOKING STATEMENTS: MARKET DATA

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and, Results of Operations” above. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions to identify forward-looking statements.

This Quarterly Report on Form 10-QSB contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Item 3: Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.: Legal Proceedings

None.

Item 2.: Changes in Securities

(a) None

(b) None

(c) None

(d) Not Applicable.

Item 3.: Defaults upon Senior Securities

None.

Item 4.: Submission of Matters to a Vote of Security Holders

None

Item 5.: Other Information

None

Item 6.: Exhibits

(a) The following exhibits are filed as part of this report:

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

Dated: May 21, 2007	AMERICAN BASKETBALL ASSOCIATION, INC.

	By:	/s/ Joseph F. Newman
Joseph F. Newman, Chief Executive Officer

By:	/s/ Darren Cioffi
Darren Cioffi, Chief Financial Officer