Form 10QSB
period 2007-06-30
American Basketball Association, Inc.
filed 2007-08-14
CIK 1332044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended June 30, 2007	Commission File No. 00029462

American Basketball Association, Inc
(Exact name of Registrant as specified in its Charter)

Utah	87-0376691
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9421 Holliday Road Indianapolis, IN	46201
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(317) 844-7502

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

Yes ☐ No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of July 31, 2007 was 26,597,017.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statements of Operations Six Months	F-2

Condensed Consolidated Statements of Operations Three Months	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Condensed Consolidated Financial Statements	F5-F20

AMERICAN BASKETBALL ASSOCIATION, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
June 30, 2007

ASSETS

CURRENT ASSETS
Cash	$98,401
Prepaid expenses and other current assets	156,274
Total Current Assets	254,675
PROPERTY AND EQUIPMENT, Net	5,115

TOTAL ASSETS	$259,790

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	541,124

TOTAL CURRENT LIABILITIES	541,124

CLAIMS AND CONTINGECIES	1,045,331

STOCKHOLDERS' DEFICIENCY
Common stock - no par value; 50,000,000 shares
authorized; 26,546,330 shares issued and outstanding	1,000
Additional paid in capital	19,641,466
Unearned consulting fees	(326,671)
Accumulated deficit	(20,642,460)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,326,665)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$259,790

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC.

(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	June 30,
	2007	2006

REVENUE	$180,628	$177,674

COSTS AND EXPENSES
Cost of revenue	33,897	—
Compensatory element of stock transactions	288,329	—
Depreciation and amortization	779	779
Selling and administrative expenses	1,083,291	384,574

TOTAL COSTS AND EXPENSES	1,406,296	385,353

OPERATING LOSS	(1,225,668)	(207,679)

OTHER INCOME
Other income	7,893	3,400
TOTAL OTHER INCOME	7,893	3,400

NET LOSS	$(1,217,775)	$(204,279)

Basic and Diluted Net Loss Per Share	$(0.05)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	26,546,330	14,862,703

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC.

(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2007	2006

REVENUE	$124,483	$61,122

COSTS AND EXPENSES
Cost of revenue	29,097	—
Compensatory element of stock transactions	153,329	—
Depreciation and amortization	390	390
Selling and administrative expenses	574,541	129,466

TOTAL COSTS AND EXPENSES	757,357	129,856

OPERATING LOSS	(632,874)	(68,734)

OTHER INCOME
Other income	7,829	3,082
TOTAL OTHER INCOME	7,829	3,082

NET LOSS	$(625,045)	$(65,652)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	26,596,017	14,862,703

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financial Statements

AMERICAN BASKETBALL ASSOCIATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	June 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,217,775)	$(204,279)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	779	779
Compensatory element of stock transactions	288,329	—
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(171,499)	164,612

TOTAL ADJUSTMENTS	117,609	165,391

NET CASH USED IN OPERATING
ACTIVITIES	(1,100,167)	(38,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—

NET CASH USED IN
INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Bridge Loan	—	25,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	$—	$25,000

NET (DECREASE) INCREASE IN CASH	$(1,100,167)	$(13,888)

CASH - Beginning	1,198,567	21,159

CASH - Ending	$98,400	$7,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred losses of approximately $20,642,460 from inception of the Company through June 30, 2007, and has negative cash flows from operations. The Company's stockholders' deficiency at June 30, 2007 was $1,326,666 and its current liabilities and claims and contingencies exceeded its current assets by $1,331,780. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

Accounts Receivable

The Company carries its accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on past due trade receivables. Management has established an allowance for doubtful accounts of $151,125 as of June 30, 2007 which reduced the net accounts receivable balance to $156,274 as of June 30, 2007. The Company carried $0 of accounts receivable at June 30, 2006 net of an allowance for doubtful accounts.

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses amounted to $0 for the period ended June 30, 2007, and $0 for the period ended June 30, 2006.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued):

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2007, based on this evaluation, the Company recorded a 100% valuation allowance on the consolidated balance sheet for its deferred tax assets.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2007 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company may have future operations in multiple taxing jurisdictions and would be subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Earnings per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007 and 2006, all common stock equivalents were anti-dilutive.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Property and Equipment:

Property and equipment consist of the following as of June 30, 2007 and 2006:

	2007	2006

Computer equipment	$7,786	$7,786

Less accumulated depreciation	2,671	724

	$5,115	$7,062
The company recorded depreciation expenses of $779 for the period ending June 30, 2007 and 2006.

Note 3 - Accrued Compensation and Conversion to Common Stock:

The Company has recorded accrued compensation of $262,499 as of June 30, 2007 and $125,000 as of June 30, 2006, respectively.

Note 4 - Stockholders' Equity:

The following summarizes the Company's shares of common stock as of June 30, 2007 and 2006:

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

Note 4 - Stockholders' Equity - continued

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

Management represents that other agreements exist and were executed for the period ended June 30, 2007 and 2006. However, management believes the financial effects from the agreements are immaterial to the financial statements as a whole.

Note 8 - Commitments and Contingencies:

Various entities have been created by current and predecessor members of management since the year 2000. These entities include ABA, LLC, ABA Bounce, ABA Founders & Properties, LLC, ABA League, LLC, and ABA Operations, LLC. The Company’s independent legal counsel and management represent such entities either cease to exist, or are administratively dissolved at December 31, 2005. No material commitments or contingencies exist from these entities, not already accrued that would effect the financial position, operations, and cash flows of the Company for the period ended June 30, 2007 and for the period ended June 30, 2006.

The Company is involved with a variety of lawsuits for the periods ended June 30, 2007. Independent legal counsel has provided the Company with a summary of estimated claims and contingencies and believe certain cases will result in an unfavorable outcome. As a result the Company has included $1,045,331 of estimated accrued contingencies in its consolidated balance sheet at June 30, 2007

On January 9, 2007, American Basketball Association, Inc. (the “Company”) entered into a Consulting agreement with Cioffi Business Management Services. The Consulting Agreement is for an initial term of twelve (12) months. The Company has agreed to compensate the consultant $102,000 as well as issue the Consultant 550,000 shares of its common stock for the initial 12 month term. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, will act as the Company's Chief Financial Officer.

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies: continued

•	An initial payment of $12,500,

•	A retainer of $2,500 per month,

•	A $10,000 bonus for each major licensing/sponsorship transaction secured by Meriwether and deemed earned after the ABA has derived at least $50,000 or more in revenue over its term,

•	A 4% royalty from all revenue earned from any transaction that Meriwether brings to the ABA,

•	An award of 225,000 shares of common stock as a performance incentive, and

•	All reasonable and approved travel and out of pocket expenses incurred by Meriwether in providing its services to the ABA.

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

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

Collateral is required to post a supercedes bond with the trial court pending appeal. Severko Hrywnak (“Hrywnak”) has promised to provide the collateral. The strategy is to have a portion or the entire judgment amount overturned on appeal. The tactic is to settle this matter using non ABA Indiana or ABA Utah assets. ABA Management believes that the judgment will be overturned on appeal. The Company intends to defend this litigation aggressively, expects that the courts will concur with the Company’s views that these actions and claims are without merit and currently believes that the outcome, other than costs of suit, will not be materially adverse to the ABA. Nevertheless, an adverse judgment on these actions could materially harm the business of the Company. No assurance can be given that the Company’s position will be upheld or will prove to be correct over the course of litigation. On June 29, 2007 the parties came to a settlement agreement where the ABA will pay plaintiffs a total of $150,000, payments are scheduled for the first $75,000 on July 2, 2007, $25,000 on November 30, 2007, $25,000 on February 28, 2008, and $25,000 on June 2, 2008. Also, each of the eight players is entitled to 10,000 shares of Rule 11 ABA-Utah common stock in lieu of their individual proportionate cash share of the February 29, 2008 payment. Each player must give notice no later than the close of business on February 22, 2008. For each player not electing to receive stock in lieu of cash, they may then elect the same option for the June 2, 2008 payment. Notice must be received no later than May 20, 2008.

James P. Dod vs. Perry R. Hall, a/k/a Pierre Hall, d/b/a Next Level Sports Franchise Development, LLC, d/b/a The Cleveland Rockers, d/b/a The Lake Erie Rockers, Ralph W. Underhill, American Basketball Association, Inc., and American Basketball Association, LLC. In the Cleveland Municipal Court, Cuyahoga County, Ohio. Cause No. 06CVF0032421. James P. Dod (“Dod”) seeks $13,000 in damages under the theory of negligent misrepresentation from ABA Indiana and American Basketball Association, LLC as a result of information about The Cleveland Rockers appearing on the ABA website. The lawsuit was filed December 8, 2006. ABA Indiana filed its answer and cross claim on February 15, 2007. The case is set for a pre-trial hearing on June 11, 2007 which required both sides to provide additional discovery which to date is continuing. This matter is covered by the Indemnification Agreement. The ABA intends to contest the case. The potential for an unfavorable outcome of $13,000 is not significant. The elements of the tort of negligent misrepresentation are: one who, in the course of his business, profession or employment, or in any other transaction in which he has a pecuniary interest, supplies false information for the guidance of others in their business transactions, is subject to liability for pecuniary loss caused to them by their justifiable reliance upon the information, if he fails to exercise reasonable care or competence in obtaining or communicating the information. The ABA is not in the business of supplying information for the guidance of others.  Such businesses typically include attorneys, surveyors, abstractors of title and banks dealing with no-depositors' checks.  The ABA was not hired or paid by Dod to supply information.  The ABA does not hold a duty to supply Dod with information nor did it communicate any affirmative false statement to Dod. If not settled the matter should be disposed at hearing.

AMERICAN BASKETBALL ASSOCIATION, INC AND SUBSIDIARY

(formerly Souvall-Page Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Legal proceedings - continued

Severko Hrywnak v. Joseph Newman. Filed in the Circuit Court of Cook County, Illinois. Cause No. 2007L001101 and removed to the United States District Court for the Northern District of Illinois and assigned Cause No. 1:07-cv-00771. Severko Hrywnak (“Hrywnak”) seeks damages under the legal theories of breach of contract, promissory estoppel and fraud. Hrywnak alleges that Newman promised to repay losses Hrywnak incurred in hosting the 2006 ABA all star game by tendering 400,000 shares of ABA Utah stock. Neither ABA Utah nor ABA Indiana is a party to this lawsuit. The lawsuit was filed on January 30, 2007. An answer was filed. The matter was settled however, Hrywnak has not performed a promise of the settlement agreement to provide collateral for the supercedes appeal bond in the Indiana Legends player case. Initially, Hrywnaks asserted claims against ABA Utah and not Newman. The claims against Newman derive from his capacity as CEO of ABA Utah. This matter is covered by the Indemnification Agreement. The ABA intends to vigorously contest the case until Hrywnak performs his promise to provide collateral for the supercedas bond. Potential for Unfavorable Outcome and amount/range of potential loss - The claims should be dismissed based on the current settlement negotiations. In any event, no monetary damages can be awarded against either ABA Utah or ABA Indiana.

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

COMPARISON OF THE THREE MONTHS ENDING JUNE 30, 2007 AND 2006

Net revenues increased from $61,122 for the three months ended June 30, 2006 to $124,483 for the period ending June 30, 2007. Such revenues represent revenues from market reservation fees. As a result, the increase in revenues was a result of an increase in market reservation fees.

Cost of revenues as a percentage of net revenues increased from 0.0% of net revenues for the three months ending June 30, 2006 to 23.37% of net revenues for the three months ending June 30, 2007. The increase is in direct relation to an increase in the sale of ABA merchandise as a percentage of revenue.

Compensatory element of stock transactions decreased from $0 for the three months ending June 30, 2006 to $153,329, for the same period ending June 30, 2007. The increase was a result of signing new consulting agreements.

Selling, general and administrative expenses increased from $129,466 for the three months ending June 30, 2006, to $574,541 for the three months ending June 30, 2007. The increase is due the addition of personnel as well as increased accounting, legal and other professional services related to the various legal and accounting issues since the reverse merger.

COMPARISON OF SIX MONTHS ENDING JUNE 30, 2007 AND 2006

Net revenues increased from $177,674 for the six months ended June 30, 2006 to $180,628 for the period ending June 30, 2007. Such revenues represent revenues from market reservation fees and merchandise. As a result, the increase in revenues was a result of an increase in market reservation fees.

Cost of revenues as a percentage of net revenues increased from 0.0% of net revenues for the six months ending June 30, 2006 to 18.77% of net revenues for the six months ending June 30, 2007. The increase is in direct relation to the increase in the sale of ABA merchandise as a component of net revenues.

Compensatory element of stock transactions increased from $0 for the six months ending June 30, 2006 to $288,329 for the same period ending June 30, 2007. The increase was a result of signing new consulting agreements.

Selling, general and administrative expenses increased from $384,512 for the six months ending June 30, 2006, to $1,083,291 for the six months ending June 30, 2007. The increase is due the addition of personnel as well as increased accounting, legal and other professional services related to the various legal and accounting issues since the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash totaled $98,401.

Net cash used in operating activities was $1,100,166 for the six months ending June 30, 2007 compared to cash used in operating activities was $38,888 for the six months ending June 30, 2006. The increase in cash used relates to the hiring of additional administrative staff required to implement the Company's business plan as well as additional accounting, legal and professionals needed since the reverse merger.

Net cash used in investing activities was $0 for the six months ending June 30, 2007 compared to net cash used in investing activities of $0 for the six months ending June 30, 2006.

Net cash provided from financing activities was $0 for the six months ending June 30, 2007 as compared to net cash provided from financing activities of $25,000 for the six months ending June 30, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.
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

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

None

Item 2:	Changes in Securities

(a)	None

(b)	None

(c)	None

(d)	Not Applicable.

Item 3.:	Defaults upon Senior Securities

None

Item 4.:	Submission of Matters to a Vote of Security Holders

None

IteItem 5.:	Other Information

None

Item 4.:	Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.
32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C.- Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	AMERICAN BASKETBALL ASSOCIATION, INC.

	By:	/s/ Joseph F. Newman
Joseph F. Newman, Chief Executive Officer

By:	/s/ Darren Cioffi
Darren Cioffi, Chief Financial Officer